Form 10QSB
period 2005-03-31
ABC Funding, Inc
filed 2005-05-12
CIK 1296595

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _______to________

                         Commission file number: 333-121070

                             ABC FUNDING, INC.
     (Exact name of small business issuer as specified in its charter)


                 Nevada                            56-2458730
      (State or other jurisdiction                (IRS Employer
     of incorporation or organization)      Identification Number)

                            9160 South 300 West
                             Sandy, Utah 84070
                  (Address of principal executive offices)

                                801-601-2138
                        (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of April 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                        ABC FUNDING, INC.


                              INDEX



PART I.
FINANCIAL INFORMATION


                                                                 Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of March 31, 2005                          3

Condensed Statements of Operations for the Nine Months
Ended March 31, 2005 and 2004                                         4

Condensed Statements of Operations for the Three Months
Ended March 31, 2005 and 2004                                         5

Statements of Cash Flows for the Nine Months Ended  March 31,
2005 and 2004                                                         6

Notes to Unaudited Condensed Financial Statements                     7

Item 2. - Management's Discussion and Analysis or Plan of Operation   8

Item 3 -  Controls and Procedures                                    11

PART II.

Other Information (Items 1-6)                                        11

                        ABC FUNDING, INC.

                          Balance Sheet
                          March 31, 2005
                           (Unaudited)



                              ASSETS
CURRENT ASSETS:
Cash                                                        $   1,721
                                                            ---------
Total Current Assets                                            1,721
                                                            ---------
TOTAL ASSETS                                                $   1,721
                                                            =========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses                                            $  45,500
                                                            ---------
Total Current Liabilities                                      45,500
                                                            ---------
STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares
   authorized, -0- outstanding                                      -
Common stock at $0.001 par value; authorized 24,000,000
   shares; 10,000,000 shares issued and outstanding            10,000
Accumulated deficit                                           (53,779)
                                                            ---------
Stockholders' deficit                                         (43,779)
                                                            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   1,721
                                                            =========

The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                     Statements of Operations
        For the Nine Months Ended March 31, 2005 and 2004
                           (Unaudited)


                                                      2005          2004

Commission Revenue                                $ 121,285      $ 108,147
                                                  ---------      ---------
Costs and Expenses:
Origination                                          99,026         64,143
Appraisals                                            6,090         16,189
Selling and administrative                           40,896         50,603
                                                  ---------      ---------
Total                                               146,012        130,935
                                                  ---------      ---------
Net (Loss)                                        $ (24,727)     $ (22,788)
                                                  =========      =========
Basic and diluted loss per share                     $ (.01)        $ (.01)
                                                  =========      =========
Weighted average number of common shares
outstanding                                      10,000,000      9,260,000
                                                 ==========      =========

The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                     Statements of Operations
        For the Three Months Ended March 31, 2005 and 2004
                           (Unaudited)


                                                      2005          2004

Commission Revenue                                 $ 28,295       $ 21,962
                                                  ---------      ---------
Costs and Expenses:
Origination                                          21,018          9,126
Appraisals                                            1,015         10,223
Selling and administrative                            8,821         22,672
                                                  ---------      ---------
Total                                                30,854         42,021
                                                  ---------      ---------
Net (Loss)                                        $  (2,559)     $ (20,059)
                                                  =========      =========
Basic and diluted loss per share                     $ (.01)        $ (.01)
                                                  =========      =========
Weighted average number of common shares
outstanding                                      10,000,000      9,260,000
                                                 ==========      =========

The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                     Statements of Cash Flows
        For the Nine Months Ended March 31, 2005 and 2004
                           (Unaudited)


                                                     2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                        $ (24,727)     $ (22,788)
Increase in accrued expenses                         25,500         20,000
                                                  ---------      ---------
Net Cash Provided (Used) by Operating Activities        773         (2,788)
                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                      -              -
                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                740              -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:     1,513         (2,788)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        208          3,516
                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   1,721      $     728
                                                  =========      =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                          $       -      $       -
                                                  =========      =========
Income taxes                                      $       -      $       -
                                                  =========      =========


The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                Notes to the Financial Statements
                          March 31, 2005
                           (Unaudited)


1.      Basis of Presentation

     The accompanying interim condensed financial statements for the three and nine-month periods ended March 31, 2005 and 2004 are unaudited and include all adjustments, consisting of normal recurring accruals, considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2 which was declared effective in March 2005.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.         Common Stock Issuance

     In July 2004, the Company issued 740,000 shares of its common stock to various parties valued at $740 or $.001 per share.

3.   ACCRUED EXPENSES

     The accrued expenses at March 31, 2005 relate principally to the preparation and processing of the Company's Registration Statement on Form SB-2.

4.   GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has extremely limited financial resources and its operations during the year ended June 30, 2004 were unprofitable. Operations during the nine months ended March 31, 2005 continued to be unprofitable. The Company also has no source of funding or credit facilities. These factors raise substantial doubt about its ability to continue as a going concern.

     The Company is marketing its services with local realtors to increase its presence in the home resale market. It is also expanding into the
construction loan market.   If the Company is unsuccessful in these efforts
and cannot sufficient numbers of loan originations to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations

                              ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

     Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

          *    our future operating results,
          *    our business prospects,
          * our contractual arrangements and relationships with third parties,
          * the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
          *    the adequacy of our cash resources and working capital, and
          * other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

     Revenue for the nine-month period of 2005 was $121,285 compared to $108,147 in 2004. Revenue, although higher, continued the general trend experienced during the fiscal year ended June 30, 2004. Slightly higher interest rates seem to have reduced the demand for mortgage refinancings. We have contacted realtors to seek referrals and also have begun brokering construction loans for home builders. Contacting realtors is a cost effective marketing approach because it principally involves telephone calls.

     Expenses are very similar from period to period. A substantial portion of expenses consists of fees paid to the individual who originated the loan for us. We increased those payments in 2005. Expenses for appraisals and administration have been kept to a minimum. The largest administrative items in each period are facilities and communications expenses. There were virtually no marketing expenses during either period. The principal differences between the two periods is that (i) we paid higher origination fees in the 2005 period and (ii) we incurred $20,000 in professional fees in the 2004 period relating to planning our filing of a Registration Statement. Liquidity

     ABC does not have any credit facilities or other commitments for debt or equity beyond the amounts already borrowed. No assurances can be given that advances when needed will be available. We do not believe that we need funding to continue our present level of operations because we do not have a capital intensive business plan and our president can continue to solicit referral business from his business contacts. However, funding will be necessary for us to increase our current level of operations significantly. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use shares to compensate employees/consultants and independent contractors wherever possible. Using independent contractors, principally as finders, is attractive because, in the typical arrangement, no amounts are earned by them unless they introduce a revenue-producing transaction.

Recent Accounting Pronouncements

     In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended June 30, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

     * of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

     * of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

     * of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

     * that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

     In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended June 30, 2007. The Company has not yet assessed the impact on future operations of adopting this new standard.

                            ITEM III.

                     CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.



PART II        OTHER INFORMATION

Item 1         Legal Proceedings

                    None

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

                    None during the quarter ended March 31, 2005

In July 2004, the Company issued 740,000 shares of its common stock to various parties valued at $740 or $.001 per share.(who are friends and business associates of management) in reliance upon exemption afforded by Section 4(2) under the Securities Act of '33, as amended. No underwriter participated in the Private Placement, nor were there any discounts or commissions paid to anyone.

Item 3         Defaults Upon Senior Securities

                     None

Item 4         Submission of Matters to a Vote of Security holder

                    None

Item 5         Other Information

                    None

Item 6         Exhibits and Reports on Form 8-K

                    None

Exhibit Number   Description

31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ABC Funding, Inc.
                                (Registrant)




                                     _/s/_Harold Barson
                                     By:  Harold Barson
                                     President


May 11, 2005