Form 10KSB
period 2005-06-30
ABC Funding, Inc
filed 2005-10-31
CIK 1296595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number - 333-121070

ABC FUNDING, INC.
(Name of Small Business Issuer in its Charter)

Nevada	56-2458730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9160 South 300 West Sandy, Utah	84070
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 801-601-2138

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ¨     No   x

State Issuer’s revenues for its most recent year: $151,597 as of June 30, 2005

The number of shares outstanding of each of the Registrant’s classes of common stock, as of September 13, 2005 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 740,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 740,000 shares held by non-affiliates, based upon the book value as of September 13, 2005 is $-0-.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

[  ] Yes  [X] No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-KSB are forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1 – DESCRIPTION OF BUSINESS

ABC Funding, Inc. was incorporated in the state of Nevada on May 13, 2004 to be a mortgage brokerage firm succeeding the business of ABC Funding, an unincorporated business conducted by our founder since May 2002. We may refer to ourselves in this document as "ABC", "we," or "us."

Since May 2002, we have been and continue to be a mortgage broker licensed in the State of Utah. Our operations as a mortgage broker have been conducted in substantially the same way since our inception.  We originate or locate possible mortgage loans that we refer to lending sources to fund. We perform credit checks and obtain appraisals and title information for each prospective loan before referring it to a lending source. However, we do not fund any loans ourselves.

We offer a broad spectrum of mortgage loan financing options including:

•

conventional loans,

•

jumbo loans,

•

home equity and second mortgages,

•

non-conforming loans, and

•

sub-prime loans.

Conventional loans are loans that conform to the underwriting guidelines set forth by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $322,700 for single-family, one-unit mortgage loans in the continental United States).

Home Equity and Second Mortgage Loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed- end loans with fixed interest rates. Both types of loans are designed for borrowers with high credit-quality profiles. Some of the equity and second mortgage loans that we originate are closed in conjunction with a first mortgage. By taking a first and second mortgage to purchase a home, a customer can avoid paying mortgage insurance and may be able to qualify for a conforming loan as opposed to a jumbo loan.

Non-Prime Mortgage Loans focus on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of differing credit profiles.

In late 2004, we also started to place construction loans for homebuilders.

Originating

We obtain prospective customers by:

•

Availing ourselves of our founder’s contacts in the real estate industry,

•

Advertising in the print media,

•

Telemarketing, and

•

Participating in real estate industry functions.

We also receive repeat business from previous customers who are refinancing or buying a new home.

Processing

We prepare a credit history for each prospective borrower.

Employment and Income - Applicants must exhibit the ability to generate income, on a regular ongoing basis, in an amount sufficient to pay the mortgage payment and any other debts the applicant may have.  We consider various sources of income when determining the applicant's ability, such as:

•

salary and wages,

•

bonus,

•

overtime,

•

commissions,

•

retirement  benefits,

•

notes receivable,

•

interest,

•

dividends,

•

unemployment benefits,

•

rental income, and

•

other verifiable sources of income.

The type and level of income verification and supporting documentation required may vary based upon the type of loan program selected by the applicant.  For salaried applicants, evidence of employment and income is obtained through written verification of employment with the current and prior employer(s) or by obtaining a recent pay stub and W-2 form.  Self-employed applicants are generally required to provide income tax returns, financial statements or other documentation to verify income.

Debt-to- Income Ratios - Generally, an applicant's monthly housing expense, including loan payment, real estate taxes, hazard insurance and homeowner association dues, if applicable, should be an acceptable debt ratio for the targeted investor program.  Total fixed monthly obligations consist of housing expense plus other obligations such as car loans and credit card payments.  Other areas of financial strength, such as equity in the property, large cash reserves or a history of meeting home mortgage or rental obligations are considered to be favorable compensating factors.

Credit History – An applicant's credit history is reviewed for both favorable and unfavorable occurrences.  An applicant who has made payments on outstanding or previous credit obligations according to the contractual terms may be considered favorably.  Items such as slow payment history, legal actions, judgments, bankruptcy, liens, foreclosure or garnishments are viewed unfavorably.  In some instances, extenuating circumstances beyond the applicant's control may mitigate the effect of such unfavorable items on the credit decision.

Property – The property’s market value is assessed to ensure that the property provides adequate collateral for the loan.  Generally, properties are appraised by independent licensed real estate appraisers.  Automated or streamlined appraisal systems may also be used to confirm property values on some loan programs.

Maximum Indebtedness to Appraised Value – Generally, the maximum amount most lenders will consider is equal to 95% of the property value.  For this purpose, property value is defined as appraised value or purchase price, whichever is less.  However, under certain loan programs this percentage may be exceeded.  Loan amounts in excess of 80% of the appraised value generally require primary mortgage insurance to protect against foreclosure loss.

Funds for Closing - Generally, applicants are required to have sufficient funds of their own to meet the down payment requirement.  A portion of the funds may come from a gift or an unsecured loan from a municipality or a nonprofit organization.  Certain programs may require the applicant to also have cash reserves after closing.

Sub-Prime Loans - Generally, the same information is reviewed in the sub-prime origination process as in the prime credit quality first mortgage loan underwriting process.  Borrowers who qualify generally have payment histories and debt-to-income ratios that would not satisfy Freddie Mac and Fannie Mae underwriting guidelines and may have a record of major derogatory credit items, such as outstanding judgments or prior bankruptcies.  However, sub-prime credit borrowers also include individuals whose credit histories are not adverse, but who are seeking an expedited mortgage process, or persons such as the self-employed, who have difficulty verifying their income. Compensating factors may include:

•

low loan-to value ratio,

•

low debt-to-income ratios,

•

stable employment, and

•

length of time in the same residence.

Evaluation

Based on the information assembled during the processing phase, we determine which lender or lenders are most likely to approve the prospective loan and forward the loan package to those lenders.

We deal with the wholesale lending departments of the lending institutions to whom we refer loans. The wholesale departments offer rates that are below the rates offered by retail lenders. If the loan is approved, we charge and collect an origination fee that generally equals 3.5% of the loan.

We refer loans to the following lending sources:

•

Security National Mortgage,

•

Fremont Investment & Loan,

•

First Horizon Home Loans,

•

World Savings,

•

Red Hot Funding,

•

New Century Mortgage Corporation,

•

Countrywide Home Loans,

•

First Magnus,

•

First Franklin Wholesale Lending, and

•

Wells Fargo Home Mortgage.

We are currently licensed only in the State of Utah. However, we have affiliated with a group (Western Thrift and Loan) as an agent which effectively permits us to operate in 37 states.  The terms of such affiliation require us to pay the higher of (i) $500 or (ii) 10% of our commission on all loans originated in states outside of Utah. Through June 30, 2005, we have limited our activities to the State of Utah because our limited level of financial resources makes marketing outside our area not feasible. We have run occasional ads on Internet sites, but have not realized any discernible benefit from those ads.

Competition

We compete with mortgage bankers, state and national banks, thrift institutions and insurance companies as well as other mortgage brokers for loan originations. Many of these organizations have substantially more financial resources, more employees and experience in the mortgage origination business and may be better known and have more customers than we do. We may also be at a disadvantage with many of our competitors because we do not have our own financing for the loans that we originate. Instead we act as a broker for our network of wholesale mortgage lending institutions.

We strive to obtain the best rates possible for our customers in the shortest amount of time. However, no assurances can be given that we will be successful.

Employees

At June 30, 2005, we had two fulltime employees, Harold Barson, our President and a processor. We also had two part time loan originators. No one has an employment contract or is covered by a collective employment agreement.

Item 2 – DESCRIPTION OF PROPERTY

We currently operate out of office space located at 9160 South 300 West, Sandy, Utah 84070. The lease covering this space is month-to-month and calls for minimum monthly rental payments of $312 plus telephone line costs which average approximately $300 per month. Our founder is a party to the lease and pays approximately 50% of the cost with ABC paying the balance.

Item 3 -- LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5 --  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

The Company became subject to Securities Exchange Act Reporting Requirements in April 2005.  There is no current public market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The Company is listed in Mergent’s Inc. which provides the Company with  “manual” exemptions in approximately 35 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.”

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on September 13, 2005, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

There is no trading market for our common stock whatsoever.  There can be no assurance as to the prices at which our common stock will trade if a trading market develops, of which there can be no assurance.  Until our common stock is fully distributed, and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Penny Stock Restrictions

Until our shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of our securities, if any, will be on the OTCBB if and when a trading symbol (applied for) is obtained.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

SEC Rule 15g-9 (as most recently amended and effective September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

General Market Risks

There is no public market for our common stock, and there can be no assurance that any  public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond its control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise capital through the public or private sale of its securities.  Our president holds 9,160,000 shares of common stock which are deemed "restricted securities," as that term is defined in Rule 144 (inclusive of 916,000 shares registered pursuant to SB-2 Registration Statement wherein our President is listed as a selling shareholder offering such 916,000 shares) and our director holds 100,000 shares of common stock that are considered to be restricted shares.  The restricted shares may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 24,000,000 authorized shares of common stock.  The board of directors, without stockholder approval, could issue up to 14,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Rule 144 Sales

Of the 10,000,000 outstanding shares of common stock held by present stockholders, 8,344,000 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended and as defined above.  The balance of 1,656,000 outstanding shares was registered pursuant to an SB-2 Registration Statement (File No.: 333-117495).

The restricted shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock  The alternative average weekly trading volume during the four calendar weeks prior to the sale will not available to our shareholders even if and when listed on the OTCBB since the OTCBB is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.  As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.  All of the restricted shares were issued from May 2004 through July 2004. Accordingly, they are all available for re-sale pursuant to Rule 144 provided that the Company is current with respect to its 1934 Act reporting requirements.  As previously indicated, 1,656,000 of our outstanding 10,000,000 shares have been registered under a Registration Statement on Form SB-2.

Blue Sky Considerations

Because the securities that were registered through the filing of a Form SB-2 have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

The Company is listed in Mergent’s Inc. which provides the Company with  “manual” exemptions in approximately 35 states as indicated in CCH Blue Sky Law Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.”

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we make with the Securities and Exchange Commission.

Operations

 Revenue for the year ended June 30, 2005 was $151,597 compared to $106,495 in 2004. Revenue, although higher, continued the general trend experienced during the fiscal year ended June 30, 2004. During the year ended June 30, 2005, we continued contacting realtors to seek referrals and also began brokering construction loans for home builders. Contacting realtors is a cost effective marketing approach because it principally involves telephone calls. At our level of operations, a minor change in the number of loans brokered results in a significant percentage change in revenue.

Expenses are very similar from period to period. A substantial portion of expenses consists of fees paid to the individual who originated the loan for us. We increased those payments in 2005. Expenses for appraisals and administration have been kept to a minimum. The largest costs and expenses in each period were origination fees and selling and administrative fees.

Liquidity

ABC does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available. We do not believe that we need funding to continue our present level of operations because we do not have a capital intensive business plan and our president can continue to solicit referral business from his business contacts. However, funding will be necessary for us to increase our current level of operations significantly. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use shares to compensate employees/consultants and independent contractors wherever possible. Using independent contractors, principally as finders, is attractive because, in the typical arrangement, no amounts are earned by them unless they introduce a revenue-producing transaction.

Recent Accounting and Reporting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended June 30, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve whether engagements in process will be profitable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

Risk Factors

1.

ABC is an early stage company with a limited operating history and, therefore, no means exist to evaluate future performance.

We have been in operation for a relatively short period of time and have almost no assets. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. ABC’s future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in ABC’s common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets.

ABC cannot be certain that our business strategy will be successful or that we will ever be able to significantly increase revenue generating activities. Furthermore, we believe that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

2.

ABC has limited financial resources and our auditors’ report on our financial statements indicates that there is substantial doubt about our ability to continue as a going concern.. Absent financial resources, we will be unable to undertake programs designed to expand our business.

ABC has not established a source of equity or debt financing, and our operating revenue has not been sufficient to result in profitable operations. Our auditors indicated that there is substantial doubt about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended June 30, 2005.

ABC may require financing to continue implementing or expanding our strategic plan if sufficient numbers of loans are not originated to result in profitable operations. There can be no assurance that we will generate sufficient numbers of loan originations to result in profitable operations or that sufficient levels of financing will be available or found. If ABC is unable to obtain financing, we may not be able to undertake programs designed to expand our business beyond those indicated herein.

If we are unable to originate sufficient numbers of loans to result in profitable operations, or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may be required to substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. As of September 13, 2005,no ABC officer, director or affiliate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

 3.

ABC’s current activities are limited to the State of Utah.

To date, we have limited our activities to the State of Utah because our limited level of financial resources makes marketing outside our area not feasible.  Additionally, we are currently licensed only in the State of Utah.  See also Business subsection entitled “Evaluation.”

4.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of ABC common stock.

We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration will consist of shares of our stock.  Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (24,000,000) but un-issued (14,000,000) shares.  In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of ABC.

5.

Dependence upon our President, the loss of whose services may cause our business operations to cease and need for additional personnel.

Our chief executive officer, Harold Barson, is entirely responsible for the development and execution of our business and currently devotes his full time and best efforts to our day-to-day business operations. He is under no contractual obligation to remain employed by us, although he has no intent to leave.  If he should choose to leave us for any reason before we have hired additional personnel, our operations will fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Mr. Barson or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Barson naming us as the beneficiary when and if we obtain the resources to do so and Mr. Barson is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

6.

Potential conflicts of interest

None of our key personnel (See Business – Employees) is required by contract to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating time among their various business activities. In the course of their other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

7.

The mortgage brokerage markets are highly competitive, and we may not be able to compete effectively.

We compete with mortgage bankers, state and national banks, thrift institutions and insurance companies as well as other mortgage brokers for loan originations. Many of these organizations have substantially more financial resources and experience in the mortgage origination business and may be better known and have more customers than we do. We may also be at a disadvantage with many of our competitors because we do not have our own financing for the loans that we originate. Instead, we act as a broker for our network of wholesale mortgage lending institutions

8.

We are dependent on mortgage lender relationships to approve our clients’ loans, and if we lose these relationships without replacing them, our business could decline and cause any investment to substantially decline in value.

We are currently dependent on ten mortgage lender relationships to fund the mortgage loans that we originate. We function as a broker and do not fund any loans with our own resources. The lenders with whom we deal are under no obligation to continue their relationships with us or make a loan to any potential borrower who we present to them. Our reliance on this group of lenders makes our origination volume more susceptible to changes in the rates, services and products such lenders offer. The loss of our relationship with a portion of these lenders, or the failure of these lenders to offer competitive terms, could have a material adverse impact on our ability to attract borrowers and close loans which could cause the value of any investment to substantially decline.

9.

If there are interruptions or delays in obtaining appraisal, credit reporting, title searching and other underwriting services from third parties, we may experience customer dissatisfaction and difficulties closing loans which would affect our revenue, and the value of any investment would significantly decline.

We rely on other companies to perform certain aspects of the loan underwriting process, including appraisals, credit reporting and title searches. If the providing of these ancillary services were interrupted or delayed, it could cause delays in processing and closing loans for our customers. The value of the service that we offer and the ultimate success of our business are dependent on our ability to secure the timely delivery of these ancillary services by the third parties with whom we have these relationships. If we are unsuccessful in securing the timely delivery of these ancillary services we will likely experience customer dissatisfaction and our revenues would suffer causing the value of any investment to significantly decline.

10.

Our operations are more directly linked to prevailing economic conditions than most other businesses because the demand for mortgages is directly dependent on interest rates and the level of prosperity.

Our business is and will continue to be adversely affected by periods of economic slowdown or recession that may be accompanied by decreased demand for consumer credit and declining real estate values.  Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings by negatively affecting loan-to-value ratios of the home equity collateral.  To the extent that loan-to-value ratios of the home equity collateral of prospective borrowers do not meet the underwriting criteria of the lenders with whom we deal, the volume of loans originated could decline.  A decline in loan origination volume would have a material adverse effect on our business, financial condition and results of operations.  In addition, changes in the level of consumer confidence, real estate values and prevailing interest rates, each of which tend to be affected by an economic slowdown, could adversely affect the level and amount of consumer borrowing.

11.

If interest rates rise or the economy declines, demand for mortgages generally declines. A decline in the demand for mortgages results in fewer loans being referred to us for placement which affects our revenue adversely.

The residential mortgage business depends upon the overall levels of sales and refinancing of residential real estate, as well as on mortgage loan interest rates. An increase in interest rates, which is outside our control, could have a material adverse impact on our business. Rising interest rates discourage refinancing activities and generally reduce the number of home sales that occur. If interest rates should rise, our revenue could be adversely affected, and the value of any investment in us will decline.

12.

Some of the mortgage lenders with whom we broker our customers’ loans, compete directly with us for mortgage originations.

When we broker a mortgage loan, we find a mortgage institution that has parameters consistent with the attributes of the loans that we are processing. Some of these institutions have retail or wholesale operations that compete directly with us for residential mortgage originations. These institutions generally are much larger and have greater capital resources than we do and the loss of their activity in the loan market could adversely affect us by making it harder for us to find mortgage investors to broker loans for. If that should happen, our revenue could be reduced.

13.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of ABC. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

14.

There currently is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and if quoted, it is likely to be subject to significant price fluctuations.

As of September 13, 2005, there has not been any established trading market for our common stock, nor any market whatsoever for our securities.  A broker/dealer has filed an application with the NASD on our behalf to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD. There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in ABC will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of ABC and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.  See Part II herein subheading entitled “Penny Stock Restrictions”

15.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over ABC.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

o

voting rights;

o

qualifications;

o

limitations; or

o

restrictions of the preferred stock

The board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of ABC or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

16.

All 1,656,000 shares of our common stock that have been registered may be sold by selling stockholders. Significant sales of these shares over a short or concentrated period of time is likely to depress the market for and price of our shares in any market that may develop.

All 1,656,000 shares of our common stock that have been registered are held by 40  shareholders and may be sold at any time, either at once and/or over a period of time. These sales may take place because the 1,656,000 shares of common stock are registered and, accordingly, reliance upon Rule 144 is not necessary. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

17.

The ability of our president to control our business may limit minority shareholders’ ability to influence corporate affairs.

As of September 13, 2005, our President owns 91.60% of our outstanding common stock. Because of his stock ownership, he will be in a position to continue to elect a majority of the board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of  our president may differ from the interests of other shareholders with respect to the issuance of shares, mergers with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by the majority shareholder. The level of control may also have an adverse impact on the market value of our shares.

 18.                  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 30, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

For all of the foregoing reasons and others set forth herein, an investment in ABC Funding, Inc.’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 29.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 8A -- CONTROLS AND PROCEDURES

Our president currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B – OTHER INFORMATION

NONE

PART III

Item 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Harold Barson	54	President, CEO, CFO and chairman
Jeffrey Brown	50	Director, Secretary and Treasurer

Harold Barson  – founded us in May 2004  to succeed ABC Funding, an unincorporated entity founded by Mr. Barson in May 2002.  Since 1995, Mr. Barson has held the position of loan originator or loan officer as follows: (i) from 1995 to 1998, served as loan originator with Full Court Financial; (ii) from 1999 to September 2001, served as loan officer with New World Mortgage; and (iii) from October 2001 through April 2002, served as loan officer with American Union Mortgage.  Each of these three companies is located in the State of Utah.

On November 14, 2002, the Division of Securities of the Department of Commerce of the State of Utah initiated a Petition For Order Revoking License (Docket No.: SB-02-0158) In the Matter of the License of: Harold Barson, CRD # 2425848, Respondent in order to revoke the Broker/Dealer License of Mr. Barson; Mr. Barson having been licensed  in Utah as a broker-dealer agent with Washington Square Securities, Inc. (“WSSI”) from June 1998 until September 2001.

Such Petition was based upon a complaint filed with the NASD in June 2002 whereby two individuals alleged that Mr. Barson gave them a business card indicating both his name and that of Cornerstone Financial Services (“Cornerstone”) and further alleged that Mr. Barson attempted to engage them in some form of business transaction whereby they could receive twenty (20%) percent back on their investments.  No such transaction ever took place.

The fact that Mr. Barson’s name appeared on a Cornerstone business card in and of itself allegedly violated his written agreements with WSSI by failing to give prior written notice and to receive written approval from WSSI prior to participating in any private securities transaction related to Cornerstone, notwithstanding complainants acknowledgement that no such transaction ever took place

Assuming the allegations to be accurate, Mr. Barson, by signing WSSI’s handbook acknowledgement form and related forms certified that he had read the compliance handbook, agreed to comply with WSSI polities and procedures, and agreed to sell only those securities approved in writing by WSSI.

The Utah Administrative Code (“UAC”) provides for licensee revocation if the Director finds that the licensee (Mr. Barson) “engaged in dishonest or unethical practices in the securities business” which practices include (at R164-6-1g(C) and (D) of the UAC) “effecting securities transactions not recorded on the regular books or records of the broker-dealer which the agent represents, in the case of agents of broker-dealers, unless the transactions are authorized in writing by the broker-dealer prior to execution of the transaction.”

The allegations referred to herein were deemed to come within the pervue of the UAC Sections heretofore referred to.  Notwithstanding the fact that at the time of the proceeding, Mr. Barson was not currently licensed in Utah (such license having been terminated by WSSI November 8, 2001), the Utah Division of Securities nevertheless had the right to initiate the proceeding referred to herein in order to revoke Mr. Barson’s license within one year of his withdrawal of same and did so.

None of the events surrounding the Petition involved ABC Funding, Inc. in any way, nor does ABC’s name appear in any of the documents referred to in the Petition.

Jeffrey Brown - became an officer and director in 2004. From 1973 through 2002 he was a customer service representative and manager for Larry H. Miller Ford in Salt Lake City, Utah; from January 2002 to March 2003 he was a mortgage loan processor and officer for Intermountain Mortgage Co.; and from March 2003 he has been a customer service representative for LaPoint Ford in Murray, Utah. Mr. Brown attended the University of Utah.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they have other business interests to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.  Currently we have only two officers and directors and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed to.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and subject to any existing employment agreement serve at the discretion of the board. Currently, directors receive no compensation. The terms of the current directors continue until December 31, 2005.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the ABC board of directors will establish an audit committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by ABC for any expenses incurred in attending directors' meetings provided that ABC has the resources to pay these fees.  ABC will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

Pursuant to the May 14, 2004 board of directors’ approval and subsequent stockholder approval, ABC adopted our 2004 Non-Statutory Stock Option Plan (the “Plan”) whereby we reserved for issuance up to 1,500,000 shares of our common stock.  Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. We may file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan.

As of September 13, 2005, no options have been issued under the Plan.

As previously indicated, the board of directors, on May 14, 2004, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of ABC and our subsidiaries, if any.  The board of directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates.  In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants.  We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.  The board of directors believes that important advantages to ABC are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

The principal terms of the Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan, a copy of which has been filed as an exhibit to our registration statement of which this prospectus is a part.

Summary Description of the ABC Funding Inc, Inc. 2004 Non-Statutory Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, ABC and our subsidiaries, if any, with additional incentives by increasing their ownership interest in ABC.  Directors, officers and other employees of ABC and our subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. Further, NSO’s have two disadvantages compared to ISO’s in that recipients of NSOs must report taxable income at the time of NSO option exercise and income from NSO’s is treated as compensation which is taxed at higher rates than long-term capital gains.

Our board of directors or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.  Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

a.

decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

b.

extend the NSO period, or

c.

materially increase the benefits accruing to Plan participants, or

d.

materially modify Plan participation eligibility requirements, or

e.

extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	1,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,500,000

Item 10 -- Executive Compensation

The only officer or director who received compensation in fiscal years ended June 30, 2005 and 2004 was Harold Barson, our president who received compensation of $32,846 and $19,160 in 2005 and 2004, respectively; all of which relates to origination fees for loans originated by him. No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000. We currently have no formal written salary arrangement with our president and, while no specific annual salary or length of employment has been determined, we anticipate providing an annual salary not to exceed $100,000 commencing with the hopeful successful expansion of our business.  The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. Each officer and director will be paid a negotiated percentage of profits for the loans that they originate and close. They will receive no other compensation from us until we are operating profitably.

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	June 30	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Harold Barson	2005	$ 32,846	-	-	-	-	-	-
President	2004	$ 19,160	-	-	-	-	-	-

All amounts paid to Mr. Barson relate to origination fees for loans originated by him. We currently have no formal written salary arrangement with our president. There were no written arrangements or any compensation paid to officers or directors other than as set forth above.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of September 13, 2005 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
Harold Barson	9,160,000	91.6
Jeffrey Brown	100,000	1.0

Officers and Directors as a group ( 2 members)	[5]9,260,000	92.6

1

The address for each person is 9160 South 300 West, Sandy, Utah 84070.

2

Unless otherwise indicated, ABC believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Harold Barson received origination and other fees aggregating $32,846 in 2005 and $19,160 in 2004, respectively.

In addition, a consulting firm, GCND, Inc., and a law firm associated with shareholders (each holding less than 1% of our outstanding common stock) are owed aggregate fees of $53,000.

Upon incorporation in May 2004, we issued 9,160,000 shares to our president, Harold Barson, and 100,000 shares to Jeffrey Brown, our Secretary/Treasurer and a Director, all valued at $.001 per share and all in exchange for the business of ABC Funding.

Mr. Barson is also a party to the lease covering our office space. The payments under that lease amounted to $3,562 in 2005 and $4,029 in 2004 with ABC being required to pay 50% of such costs.

Item 13 --  EXHIBITS

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

All fees relating to our principal accountant ($6,897) are as follows: Audit fees: $5,218 and Audit related fees $1,679. The accounting firm performed no tax or consulting services for us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 26, 2005

/s/ Harold Barson

HAROLD BARSON

Title: President,  CEO, CFO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 26, 2005

/s/ Harold Barson

HAROLD BARSON

Title: President,  CEO, CFO and Chairman

/s/ Jeffrey Brown

JEFFREY BROWN

Title: Director, Secretary and Treasurer

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

30

BALANCE SHEET

31

STATEMENTS OF OPERATIONS

32

STATEMENTS OF CASH FLOWS

33

STATEMENT OF STOCKHOLDERS’ DEFICIT

34

NOTES TO FINANCIAL STATEMENTS

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ABC Funding, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of ABC Funding, Inc. as of June 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABC Funding, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the fiscal years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated losses and is still developing its principal operations. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds

Salt Lake City, Utah

August 31, 2005

ABC FUNDING, INC.

Balance Sheet

June 30, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 5,865
Total Current Assets	5,865

TOTAL ASSETS	$ 5,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Related part payables (Note 5)	$ 53,000
Accrued expenses	2,500
Total Current Liabilities	55,500

STOCKHOLDERS’ DEFICIT (Note 4):
Preferred stock at $0.001 par value; 1,000,000 shares authorized, -0- outstanding	-
Common stock at $0.001 par value; authorized 24,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(59,635)
Stockholders’ deficit	(49,635)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,865

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.

Statements of Operations

For the Years Ended June 30, 2004 and 2003

	2005	2004

Commission Revenue	$ 151,597	$ 106,495

Costs and Expenses:
Origination	114,951	84,872
Appraisals	6,490	9,056
Selling and administrative	60,739	35,477
Other	-	398
Total	182,180	129,803

Net Loss	$ (30,583)	$ (23,308)

Pro Forma (Note 2):
Income (loss)	-	$ (23,308)
Pro forma income tax (benefit)	-	(8,857)
Pro forma net income (loss)	-	$(14,451)

Basic and diluted loss per share	$ (.01)	$ (.01)
Weighted average number of common shares outstanding	9,938,333	9,260,000

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.

Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount			Total

Balance, July 1, 2003	9,260,000	$ 9,260	-	$ (5,744)	$ 3,516

Net loss for the year ended June 30, 2004	-	-	-	(23,308)	(23,308)

Balance, June 30, 2004	9,260,000	9,260	-	(29,052)	(19,792)

Issuance of shares	740,000	740	-	-	740

Net Loss for the year ended June 30, 2005	-	-	-	(30,583)	(30,583)

Balance, June 30, 2005	10,000,000	$10,000	-	$(59,635)	$ (49,635)

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.

Statements of Cash Flows

For the Years Ended June 30, 2005 and 2004

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$ (30,583)	$ (23,308)
Increase in accrued expenses	35,500	20,000
Net Cash Provided (Used) by Operating Activities	4,917	(3,308)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES –sale of shares	740	-

INCREASE (DECREASE) IN CASH	5,657	(3,308)

CASH AT BEGINNING OF PERIOD	208	3,516
CASH AT END OF PERIOD	$ 5,865	$ 208

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.

Notes to the Financial Statements

June 30, 2005

NOTE 1 -

ORGANIZATION

ABC Funding, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 13, 2004 to succeed ABC Funding, an unincorporated entity controlled and operated by the founder of the Company since May 2002.  The Company functions as a mortgage broker operating in the state of Utah.

The acquisition of ABC Funding (the “Predecessor”) by ABC Funding, Inc. (“ABC”) has been accounted for as a recapitalization for financial accounting purposes. Since ABC had no operations prior to the reverse merger, the financial statements of the Predecessor and ABC are being combined for all periods presented. In these financial statements, the Predecessor is the operating entity for financial reporting purposes, and the financial statements for all periods presented represent the Predecessor’s financial position and results of operations. The equity of ABC is the historical equity of the Predecessor retroactively restated to reflect the number of shares issued by ABC in the transaction.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on June 30.

b.  Provision for Taxes

The Company will account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

The operating results prior to May 13, 2004 related ABC Funding and were included in the tax return of the Company’s founder. The Company is not entitled to the potential benefit of any of those losses.

The pro forma amounts included on the accompanying Statements of Operations reflect the provision for income tax which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

c.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding assuming that the Company incorporated as of the beginning of the first period presented.

f.

  Impact Of New Accounting and Reporting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ended June 30, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

g.   Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, Revenue Recognition.  SAB 104 clarifies application of U. S. generally accepted accounting principles with respect to revenue transactions.  The Company recognizes commission revenue on the date that the loan to which the commission relates closes.  The Company records an account receivable for revenue earned but net yet collected.  An allowance for bad debt has been provided based on estimated losses.  For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

h.   Stock Options and Warrants

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation (“SFAS No. 123”), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (‘APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation Transition and Disclosure.

Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

NOTE 3 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has extremely limited financial resources, and its operations during the years ended June 30, 2005 and 2004 were unprofitable. The Company also has no source of funding or credit facilities. These factors raise substantial doubt about its ability to continue as a going concern.

The Company is marketing its services with local realtors to increase its presence in the home resale market. It is also expanding into the construction loan market.   If the Company is unsuccessful in these efforts and cannot obtain sufficient numbers of loan originations to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations

NOTE 4 - SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors.  Accordingly, the Company’s board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock.

The Board of Directors is authorized to determine:

•

the number of shares and the designation of the series;

•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

The Company has no shares of preferred stock issued or outstanding.

Common Stock

On May 13, 2004, the Board of Directors issued 9,260,000 shares of common stock (of which 9,160,000 were issued to Harold Barson, the President, and 100,000 were issued to Jeffrey Brown, a Director) for the acquisition of ABC Funding valued at $.001 per share ($9,260). In July 2004, the Company sold 740,000 shares of its common stock for $740 or $.001 per share.

The holders of the Company’s common stock:

•

Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•

Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•

Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•

Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Stock Option Plan

Pursuant to a May 14, 2004 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2004 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999. The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

As of June 30, 2005, there are no outstanding options or warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s president received origination and other fees aggregating $32,846 in 2005 and $19,160 in 2004, respectively. In addition, a consulting firm and a law firm associated with shareholders (with each holding less than 1% of the Company’s outstanding common stock) are owed aggregate fees of $53,000.

The Company’s President is also a party to the lease covering our office space. The Company’s payments under that lease amounted to $1,781 in 2004 and $2,089 in 2003, respectively.

NOTE 6 – CONCENTRATIONS

The Company is currently dependent on ten mortgage lender relationships to fund the mortgage loans that it originates. The Company functions as a broker and does not fund any loans with its own resources. The lenders with which the Company deals are under no obligation to continue their relationships or make a loan to any potential borrower who is presented to them by the Company. The Company’s reliance on this group of lenders makes its origination volume more susceptible to changes in the rates, services and products such lenders offer. The loss of its relationship with any of these lenders, or the failure of these lenders to offer competitive terms, could have a material adverse impact on the Company’s ability to attract borrowers and close loans which could cause the value of an investment in the shares of ABC Funding, Inc. to decline or become worthless.

NOTE 7 – INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently more likely than not that the Company will not be significantly profitable in the near future to take advantage of the losses.

Deferred Tax Asset	Balance	Tax	Rate

Federal Loss Carryforward (expires through 2024)	$ 30,583	$ 4,587	15.00%
Valuation Allowance		(4,587)
Net Deferred Tax Asset		$ -

The valuation allowance has increase $4,587 from the previous year of $0

The operating results prior to May 13, 2004 related to ABC Funding and were included in the tax return of the Company’s founder. The Company is not entitled to the potential benefit of any of those losses.  Therefore the Federal Carryforward loss balance only includes the current year’s net loss.