Form 10QSB
period 2005-09-30
ABC Funding, Inc
filed 2005-11-22
CIK 1296595

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB
                               (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                 OF 1934

            For the quarterly period ended September 30, 2005

     [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

       For the transition period from ___________ to _____________

                   Commission file number 333-121070

                            ABC FUNDING, INC.

     (Exact name of small business issuer as specified in its charter)


          Nevada                                        56-2458730
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


                         Harold Barson, President
                           9160 South 300 West
                            Sandy, Utah 84070
                (Address of principal executive offices)

                              801-601-2138
                       (Issuer's telephone number)



           (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of November 14, 2005.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]


Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ].

                       ABC FUNDING, INC.


                                                                   Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Balance Sheet as of September 30, 2005                                   3

Statements of Operations for the Three Months Ended September
     30, 2005 and 2004                                                   4

Statements of Cash Flows for the Three Months Ended September
     30,  2005 and 2004                                                  5

Notes to Unaudited Financial Statements                                  6

Item 2. - Management's Discussion and Analysis or Plan of Operation      7

Item 3.  Controls and Procedures                                        19

PART II. - Other Information (Items 1-6)                                20

                       ABC FUNDING, INC.

                         Balance Sheet
                       September 30, 2005
                          (Unaudited)



                             ASSETS
CURRENT ASSETS:
Cash                                                         $    732
                                                             --------
Total Current Assets                                              732
                                                             --------
TOTAL ASSETS                                                 $    732
                                                             ========

             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses:
   Related parties                                           $ 55,500
   Other                                                        5,500
                                                             --------
Total Current Liabilities                                      61,000
                                                             --------
STOCKHOLDERS' DEFICIT:
 Preferred stock at $0.001 par value; 1,000,000 shares
 authorized, -0- outstanding                                        -
 Common stock at $0.001 par value; authorized 24,000,000
 shares; 10,000,000 shares issued and outstanding              10,000
 Accumulated deficit                                          (70,268)
                                                             --------
 Stockholders' deficit                                        (60,268)
                                                             --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    732
                                                             ========

The accompanying notes are an integral part of these financial statements.

                       ABC FUNDING, INC.

                    Statements of Operations
     For the Three Months Ended September 30, 2005 and 2004
                          (Unaudited)

                                                    2005            2004

Commission Revenue                               $  7,317        $ 24,497
                                                 --------        --------
Costs and Expenses:
Origination                                         6,235          20,776
Appraisals                                              -           1,850
Selling and administrative                         11,715           5,201
                                                 --------        --------
Total                                              17,950          27,827
                                                 --------        --------
Net (Loss)                                       $(10,633)       $ (3,330)
                                                 ========        ========
Basic and diluted loss per share                 $   (.01)       $   (.01)
                                                 ========        ========
Weighted average number of common shares
outstanding                                    10,000,000      10,000,000
                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.

                       ABC FUNDING, INC.

                    Statements of Cash Flows
     For the Three Months Ended September 30, 2005 and 2004
                          (Unaudited)

                                                   2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                      $ (10,633)      $ (3,330)
Increase in accrued expenses                        5,500          2,500
                                                ---------       --------
Net Cash Used by Operating Activities              (5,133)          (830)
                                                ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES                    -              -
                                                ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                                -            740
                                                ---------       --------
DECREASE IN CASH                                   (5,133)           (90)

CASH AT BEGINNING OF PERIOD                         5,865            208
                                                ---------       --------
CASH AT END OF PERIOD                           $     732       $    118
                                                =========       ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                        $       -       $      -
                                                =========       ========
Income taxes                                    $       -       $      -
                                                =========       ========


The accompanying notes are an integral part of these financial statements.

                       ABC FUNDING, INC.

               Notes to the Financial Statements
                       September 30, 2005
                          (Unaudited)

1.  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended June 30, 2005.

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

2.  Going Concern

      ABC Funding, Inc's (the "Company") financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has extremely limited financial resources, and its operations during the years ended June 30, 2005 and 2004 and the three months ended September 30, 2005 were unprofitable. The Company also has no source of funding or credit facilities. These factors raise substantial doubt about its ability to continue as a going concern.

      The Company is marketing its services with local realtors to increase its presence in the home resale market. It is also expanding into the
construction loan market.   If the Company is unsuccessful in these efforts
and cannot obtain sufficient numbers of loan originations to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

                             ITEM II

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

      Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

      Revenue for the three months ended September 30, 2005 was $7,317 compared to $24,497 in 2004. Revenue continued the general downtrend first experienced during the fiscal year ended June 30, 2004. During the quarter ended September 30, 2005, we continued contacting realtors to seek referrals and also tried brokering construction loans for home builders. However, we were negatively impacted when our principal processor relocated out of Utah while our president devoted a substantial portion of his time trying to close a $6,000,000 loan. That effort was unsuccessful.

      Contacting realtors is a cost effective marketing approach because it principally involves telephone calls. However, we were unable to generate or identify demand for mortgages. We can provide no assurances that we will be successful in generating greater amounts of revenues in future periods. At our level of operations, a minor change in the number of loans brokered results in a significant percentage change in revenue.

      Expenses are very similar from period to period. A substantial portion of expenses consists of fees paid to the individual who originated loans for us and expenses relating to complying with public company reporting requirements. Expenses for appraisals and administration have been kept to a minimum.

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

Recent Accounting and Reporting Pronouncements

      In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended June 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

    * of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

      We have been in operation for a relatively short period of time and have almost no assets. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. ABC's future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in ABC's common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets.

      ABC cannot be certain that our business strategy will be successful or that we will ever be able to significantly increase revenue generating activities. Furthermore, we believe that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

2. ABC has limited financial resources and our auditors' report on our financial statements indicates that there is substantial doubt about our ability to continue as a going concern.. Absent financial resources, we will be unable to undertake programs designed to expand our business.

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

      If we are unable to originate sufficient numbers of loans to result in profitable operations, or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may be required to substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. As of November 15, 2005, no ABC officer, director or affiliate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

3.    ABC's current activities are limited to the State of Utah.

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

      We have no committed source of financing. Wherever possible, we will attempt to use noncash consideration to satisfy obligations. In many instances, we believe that the noncash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (24,000,000) but un-issued (14,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of ABC because the shares may be issued to parties or entities committed to supporting existing management.

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

6.    Potential conflicts of interest

      None of our key personnel (See Business   Employees) is required by
contract to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating time among their various business activities. In the course of their other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

      We compete with mortgage bankers, state and national banks, thrift institutions and insurance companies as well as other mortgage brokers for loan originations. Many of these organizations have substantially more financial resources and experience in the mortgage origination business and may be better known and have more customers than we do. We may also be at a disadvantage with many of our competitors because we do not have our own financing for the loans that we originate. Instead, we act as a broker for our network of wholesale mortgage lending institutions

8. We are dependent on mortgage lender relationships to approve our clients' loans, and if we lose these relationships without replacing them, our business could decline and cause any investment to substantially decline in value.

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

12. Some of the mortgage lenders with whom we broker our customers' loans, compete directly with us for mortgage originations.

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

      We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

14. There currently is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and if quoted, it is likely to be subject to significant price fluctuations.

      As of November 15, 2005, there has not been any established trading market for our common stock, nor any market whatsoever for our securities. A broker/dealer has filed an application with the NASD on our behalf to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD. There can be no assurance as to whether such market maker's application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in ABC will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

15. Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over ABC.

      Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

      The specific terms of the preferred stock have not been determined, including:

      *   designations;

      *   preferences;

      *   conversions rights;

      *   cumulative, relative;

      *   participating; and

      *   optional or other rights, including:

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

17. The ability of our president to control our business may limit minority shareholders' ability to influence corporate affairs.

      As of November 15, 2005, our President owns 91.60% of our outstanding common stock. Because of his stock ownership, he will be in a position to continue to elect a majority of the board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, mergers with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by the majority shareholder. The level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

18. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

      We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

19. Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

      Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

      SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

       * the basis on which the broker or dealer made the suitability determination,

       * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

      Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and whenour securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

                            ITEM III.

                     CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive and Chief Financial Officer. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                             PART II
                        OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities and Uses of Proceeds

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Shareholders

          None

Item 5    Other Information

          None

Item 6    Exhibits

Exhibit Number   Description
31.1      Section 302 Certification of Chief Executive and Chief Financial
          Officer
32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - Chief Executive and Chief Financial Officer

                            SIGNATURES

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


                                    November 22, 2005