Form 10QSB
period 2005-12-31
ABC Funding, Inc
filed 2006-02-17
CIK 1296595

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
                                (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                  OF 1934

             For the quarterly period ended December 31, 2005

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of February 14, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [ ] No [X ]


Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ].

                        ABC FUNDING, INC.



                                                                Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Balance Sheet as of December 31, 2005                                  3

Statements of Operations for the Three Months Ended
December 31, 2005 and 2004                                             4

Statements of Operations for the Six Months Ended
December 31, 2005 and 2004                                             5

Statements of Cash Flows for the Six Months Ended
December 31, 2005 and 2004                                             6

Notes to Unaudited Financial Statements                                7

Item 2. - Management's Discussion and Analysis or Plan of Operation    8

Item 3.  Controls and Procedures                                      20

PART II. - Other Information (Items 1-6)                              21

                        ABC FUNDING, INC.

                          Balance Sheet
                        December 31, 2005
                           (Unaudited)



                              ASSETS

CURRENT ASSETS:
Cash                                                     $   2,194
                                                         ---------
Total Current Assets                                         2,194
                                                         ---------
TOTAL ASSETS                                             $   2,194
                                                         =========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses:
   Related parties                                       $  55,500
   Other                                                     8,500
                                                         ---------
Total Current Liabilities                                   64,000
                                                         ---------
STOCKHOLDERS' DEFICIT:
 Preferred stock at $0.001 par value; 1,000,000
  shares authorized, none outstanding                            -
 Common stock at $0.001 par value; authorized
  24,000,000 shares; 10,000,000 shares issued
  and outstanding                                           10,000
 Accumulated deficit                                       (71,806)
                                                         ---------
Stockholders' deficit                                      (61,806)
                                                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $   2,194
                                                         =========
The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                     Statements of Operations
      For the Three Months Ended December 31, 2005 and 2004
                           (Unaudited)


                                             2005           2004

Commission Revenue                        $ 74,662       $ 68,493
                                          --------       --------
Costs and Expenses:
Origination                                 63,088         57,232
Appraisals                                   2,375          3,225
Selling and administrative                  10,737         26,874
                                          --------       --------
Total                                       76,200         87,331
                                          --------       --------
Net (Loss)                                $ (1,538)      $(18,838)
                                          ========       ========
 Basic and diluted loss per share         $   (.01)      $   (.01)
                                          ========       ========
 Weighted average number of common shares
outstanding                             10,000,000     10,000,000
                                        ==========     ==========




The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                     Statements of Operations
       For the Six Months Ended December 31, 2005 and 2004
                           (Unaudited)




                                            2005           2004
                                          --------       --------
Commission Revenue                        $ 81,979       $ 92,990
                                          --------       --------
Costs and Expenses:
Origination                                 69,323         78,008
Appraisals                                   2,375          5,075
Selling and administrative                  22,452         32,075
                                          --------       --------
Total                                       94,150        115,158
                                          --------       --------
Net (Loss)                                $(12,171)      $(22,168)
                                          ========       ========
 Basic and diluted loss per share         $   (.01)      $   (.01)
                                          ========       ========
 Weighted average number of common shares
outstanding                             10,000,000     10,000,000
                                        ==========     ==========


The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                     Statements of Cash Flows
       For the Six Months Ended December 31, 2005 and 2004
                           (Unaudited)



                                             2005          2004
                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                $(12,171)      $(22,168)
Increase in accrued expenses                 8,500         22,500
                                          --------       --------
Net Cash Used by Operating Activities       (3,671)           332
                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES             -              -
                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                         -            740
                                          --------       --------
INCREASE (DECREASE) IN CASH                 (3,671)         1,072

CASH AT BEGINNING OF PERIOD                  5,865            208
                                          --------       --------
CASH AT END OF PERIOD                     $  2,194       $  1,280
                                          ========       ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                  $      -       $      -
                                          ========       ========
Income taxes                              $      -       $      -
                                          ========       ========


The accompanying notes are an integral part of these financial statements.

                        ABC FUNDING, INC.

                Notes to the Financial Statements
                        December 31, 2005
                           (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended June 30, 2005.

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

2.   Going Concern

     ABC Funding, Inc's (the "Company") financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has extremely limited financial resources, and its operations during the years ended June 30, 2005 and 2004 and the six months ended December 31, 2005 were unprofitable. The Company also has no source of funding or credit facilities. These factors raise substantial doubt about its ability to continue as a going concern.

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

Operations

     Revenue for the six months ended December 31, 2005 was $81,979 compared to $92,990 in 2004. Revenue levels for the quarter ended December 31, 2005 reversed the general downtrend first experienced during the fiscal year ended June 30, 2004. During the quarter ended December 31, 2005, we continued contacting realtors to seek referrals and also tried brokering construction loans for home builders. We also added three licensed lending officers. These officers are not employees but receive origination fees for loans brought in by them. They cannot refer loans to any other mortgage broker during the period that they are functioning under our license. During the first three months of the period ended December 31, 2005, we were negatively impacted when our principal processor relocated out of Utah while our president devoted a substantial portion of his time trying to close a $6,000,000 loan. That effort was unsuccessful.

     Contacting realtors using lending officers who are not employees is a cost effective marketing approach because it principally involves telephone calls and no fixed salary costs. However, we can provide no assurances that we will be successful in generating greater amounts of revenues in future periods. At our level of operations, a minor change in the number of loans brokered results in a significant percentage change in revenue.

     Expenses are very similar from period to period except for costs in 2004 associated with preparing our registration statement. A substantial portion of operating expenses consists of fees paid to the individual who originated loans for us and expenses relating to complying with public company reporting requirements. Expenses for appraisals and administration have been kept to a minimum.

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

     In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

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

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

     If we are unable to originate sufficient numbers of loans to result inprofitable operations, or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may be required to substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. As of February 15, 2006, no ABC officer, director or affiliate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

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

     Although we have a trading symbol on the OTCBB, there has not been any established trading market for our common stock, nor any market whatsoever for our securities. We cannot predict the extent to which investor interest in ABC will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

     As of February 14, 2006, our President owns 91.60% of our outstanding common stock. Because of his stock ownership, he will be in a position to continue to elect a majority of the board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, mergers with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by the majority shareholder. The level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Shareholders

         None

Item 5   Other Information

         None

Item 6   Exhibits

Exhibit Number           Description
31.1               Section 302 Certification of Chief Executive and Chief
                   Financial Officer
32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
                   OF 2002   Chief Executive and Chief Financial Officer

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


                                        February 17, 2006