Form 10QSB
period 2006-03-31
ABC Funding, Inc
filed 2006-05-12
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                       Commission file number: 333-121070

                                ABC FUNDING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        56-2458730
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                      Alan Gaines, Chief Executive Officer
                           c/o Eaton & Van Winkle LLP
                                  3 Park Avenue
                            New York, New York 10016
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 561-3626
                           ---------------------------
                           (Issuer's telephone number)

                            Harold Barson, President
                               9160 South 300 West
                                Sandy, Utah 84070
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                ABC FUNDING, INC.

                                                                        Page No.
PART I - Financial Information

Item 1.  Unaudited Financial Statements:

         Balance Sheet as of March 31, 2006                                1

         Statements of Operations for the Three Months Ended
         March 31, 2006 and March 31, 2005                                 2


         Statements of Operations for the Nine Months Ended
         March 31, 2006 and March 31, 2005                                 3


         Statements of Cash Flows for the Nine Months Ended
         March 31,  2006 and March 31, 2005                                4


         Notes to Unaudited Financial Statements                           5

Item 2.  Management's Discussion and Analysis or Plan of Operation         7

Item 3.  Controls and Procedures                                          14

PART II.  Other Information (Items 1-6)                                   15

Signature Page                                                            16

PART I

Item 1. Financial Statements

                                ABC FUNDING, INC.

                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash                                                             $        1,174
                                                                 --------------
Total Current Assets                                                      1,174
                                                                 --------------

TOTAL ASSETS                                                     $        1,174
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses:
   Related parties                                               $       55,500
   Other                                                                 11,500
                                                                 --------------
Total Current Liabilities                                                67,000
                                                                 --------------

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value; 1,000,000
  shares authorized, none outstanding                                        --

Common stock at $0.001 par value; authorized
  24,000,000 shares; 10,000,000
  shares issued and outstanding                                          10,000
Accumulated deficit                                                     (75,826)
                                                                 --------------
Stockholders' deficit                                                   (65,826)
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $        1,174
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                                ABC FUNDING, INC.

                            Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                     2006               2005
                                                ------------       ------------

Commission Revenue                              $     72,564       $     28,295
                                                ------------       ------------

Costs and Expenses:
Origination                                           57,635             21,018
Appraisals                                             1,700              1,015
Selling and administrative                            17,249              8,821
                                                ------------       ------------
Total                                                 76,584             30,854
                                                ------------       ------------

Net (Loss)                                      $     (4,020)      $     (2,559)
                                                ============       ============

Basic and diluted loss per share
                                                $       (.01)      $       (.01)
                                                ============       ============
Weighted average number of
  common shares outstanding
                                                  10,000,000         10,000,000
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                                ABC FUNDING, INC.

                            Statements of Operations
                For the Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                     2006               2005
                                                ------------       ------------

Commission Revenue                              $    154,543       $    121,285
                                                ------------       ------------

Costs and Expenses:
Origination                                          126,958             99,026
Appraisals                                             4,075              6,090
Selling and administrative                            39,701             40,896
                                                ------------       ------------
Total                                                170,734            146,012
                                                ------------       ------------

Net (Loss)                                      $    (16,191)      $    (24,727)
                                                ============       ============

Basic and diluted loss per share
                                                $       (.01)      $       (.01)
                                                ============       ============
Weighted average number of
  common shares outstanding
                                                  10,000,000         10,000,000
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                                ABC FUNDING, INC.

                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                          2006          2005
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                             $  (16,191)   $  (24,727)
Increase in accrued expenses                               11,500        25,500
                                                       ----------    ----------
Net Cash Used by Operating Activities                      (4,691)          773
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES                           --            --
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                       --           740
                                                       ----------    ----------

INCREASE (DECREASE) IN CASH                                (4,691)        1,513

CASH AT BEGINNING OF PERIOD                                 5,865           208
                                                       ----------    ----------
CASH AT END OF PERIOD                                  $    1,174    $    1,721
                                                       ==========    ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                               $       --    $       --
                                                       ==========    ==========
Income taxes                                           $       --    $       --
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                ABC FUNDING, INC.

                        Notes to the Financial Statements
                                 March 31, 2006
                                   (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended June 30, 2005.

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

2. Going Concern

      ABC Funding, Inc's (the "Company") financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has extremely limited financial resources, and its operations during the years ended June 30, 2005 and 2004 and the nine months ended March 31, 2006 were unprofitable. The Company also has no existing source of funding or credit facilities. These factors raise substantial doubt about its ability to continue as a going concern.

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

3. Subsequent Events

      On April 28, 2006, Energy Venture, Inc. ("Energy Venture") completed its purchase of a total of 8,200,000 shares of the common stock of ABC Funding, Inc. for an aggregate purchase price of $433,037.00 in accordance with that Stock Purchase Agreement dated as of April 3, 2006, as amended by that Amendment dated as of April 28, 2006, among Energy Venture and those certain selling stockholders of the Company named therein (the "Stock Transaction"). Included among the selling stockholders in the Stock Transaction was the Chief Executive Officer, Chief Financial Officer, Chairman of the Company and majority stockholder, Harold Barson. As reported in the Company's Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, the Stock Transaction resulted in a change in control of the Company. Prior to the Stock Transaction, Mr. Barson and Jeffrey Brown, another officer and director of the Company, held 9,160,000 and 100,000 shares of the Common stock, respectively, representing collectively 92.6% of the Company's shares of common stock then issued and outstanding. Upon completion of the Stock Transaction, Energy Venture held an aggregate of 8,200,000 shares constituting, in the aggregate, 82% of the issued and outstanding shares of common stock. Following the Stock Transaction, new management replaced Messrs. Barson and Brown.

      It is anticipated that during the final quarter of the Company's current fiscal year, Energy Venture will merge with a wholly-owned subsidiary of the Company formed on May 2, 2006 for such purpose (the "Proposed Merger"). The Proposed Merger is intended to provide the Company with necessary working capital and management. As a result of the Proposed Merger, the Company - operating through such operating subsidiary - will have received a capital infusion of approximately $900,000 cash held by Energy Venture. The Company is expected under the Proposed Merger (1) to issue pro-ratably approximately 20,265,000 shares of its common stock and options for up to 1,100,000 of its shares in exchange for all of the existing shares and stock options outstanding in Energy Venture and (ii) to assume the obligations of Energy Venture to repay the approximately $1.5 million in convertible promissory notes issued in connection with a prior private placement of its securities. On a fully diluted basis, after giving effect to the shares to be issued in connection with the Proposed Merger and the underlying shares issuable upon exercise of the options to be granted thereunder, the Company will have an aggregate of 23,165,000 shares of the Company's common stock then issued and outstanding.

      Following the Proposed Merger, and with the benefit of the expertise of certain former shareholders of Energy Venture and their affiliates, the Company intends to seek other business opportunities. Depending on the opportunities presented, it is the expectation that the historical business of the Company will be discontinued in the near future.

Item 2. Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include our Company's lack of historically profitable operations, dependence on key personnel, ability to implement business plan, ability to market our services, and other factors identified in our filings with the Securities and Exchange Commission, press releases and other public communications.

Introduction

      As indicated in Note 3 to the financial statements and our report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, our Company underwent a change in control following the acquisition by Energy Venture, Inc. ("Energy Venture") of shares of the Company's capital stock held by our stockholders representing, in the aggregate, 82% of the then issued and outstanding shares of common stock (the "Stock Transaction"). As part of the Stock Transaction, new directors and new officers were installed in the Company, as previously reported in our information statement under Rule 14(f)-1 filed with the Securities and Exchange Commission on April 13, 2006. New management intends to seek out other business opportunities for the Company and, to the extent they are successful in identifying such opportunities, anticipates discontinuing the Company's historical business operations in favor of such opportunities.

Results of Operations

Comparison of three and nine months ended March 31, 2006 and March 31, 2005

      Revenue. For the three month period ending March 31, 2006 and the nine months ended March 31, 2006, we had revenues of $72,564 and $154,543, respectively. This compared to revenue of $28,295 and $121,285 for the three and nine month periods, respectively, ended March 31, 2005. The increase in revenue was directly attributable to increased commissions realized in connection with our brokerage services, both in the number of commissions received and the dollar amount of individual commissions. Increased commissions resulted from broker construction loans for home builders and new mortgage referrals from Hawaii, where one of our principal processors relocated earlier in the fiscal year. We also benefited from the services of three new licensed lending officers added earlier this year. Such lending officers are not salaried employees and only receive compensation, in the form of origination fees, for loans brought in by them. Under our arrangement with them, they are prohibited from referring loans to any other mortgage broker so long as they continue to function under our operating license. Contacting realtors using lending officers who are not employees has been shown to be a cost effective marketing approach because it principally involves telephone calls and no fixed salary costs. In addition, in the third quarter we were once again with the full services of our president whose attentions had been largely consumed earlier in the fiscal year with a $6,000,000 loan transaction that ultimately proved unsuccessful. Despite the foregoing, there can be no assurance that we will be successful in generating greater amounts of revenues in future periods. At our level of operations, a minor change in the number of loans brokered results in a significant percentage change in revenue.

Expenses. For the three month period and the nine month period ending March 31, 2006, expenses for the Company were $76,584 and $170,734, respectively, as compared to $30,854 and $146,012 for the comparable three and nine month periods ended March 31, 2005. Expenses consisted chiefly of origination fees, in the amounts of $57,635 and $126,958 for the respective three and nine month periods, paid to individuals originating loans for our Company. Selling and administrative expenses in the third quarter reflected a 100% increase as compared to the same three month period ended in March 31, 2005; however, over the nine month period such expenses actually decreased, from $40,896 to $39,701.

Net Loss. We had a net loss of ($4,020) for the three months ending March 31, 2006 and a net loss of ($16,191) for the nine months ended March 31, 2006. This compares favorably to the net losses of ($2,559) and ($24,727) for the three and nine months ended March 31, 2005. The reduction in our net loss reflects the overall increase in revenues realized by reason of increased realtor referrals in existing marketing territories as well as new mortgage referrals from the State of Hawaii.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Liquidity

      Our cash position was $1,174 as of March 31, 2006, which also accounted for all of our total current assets. Our current liabilities as of March 31, 2006 were $67,000, which chiefly consisted of $55,500 in obligations to related parties. In light of the deficit resulting from the foregoing, and because we presently do not have any existing credit facilities or other commitments for debt or equity, our financial resources are not adequate to meet our projected operating requirements over the next twelve months without infusion of additional capital.

      To provide needed working capital, we intend to complete a merger with Energy Venture, our largest equity holder following the Stock Transaction, during the final quarter of this fiscal year. A newly formed wholly-owned subsidiary of the Company was formed in May 2006 for such purpose. As a result of the proposed merger, through our new operating subsidiary we would receive a capital infusion of approximately $900,000. Under the proposed merger, we expect
(i) to issue approximately 20,265,000 shares of our common stock and options for up to 750,000 of our shares exercisable at $0.60 per share and up to 350,000 of our shares exercisable at $0.05 per share in exchange for the existing shares and stock options outstanding in Energy Venture and (ii) to assume the obligations of Energy Venture to repay the approximately $1.5 million in 10% convertible promissory notes issued in connection with its prior private placement.

      Despite the merger prospects, if we are unable to raise additional capital from conventional sources, including lines of credit and additional sales of additional stock in the future, we may be forced nevertheless to curtail or cease our business operations. Even if we are able to continue our operations, the failure to obtain sufficient financing could have a substantial adverse effect on our business and financial results.

      In the future, we may be required to seek additional capital by selling debt or equity securities, curtailing operations, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all. Our inability to obtain sufficient financing will adversely affect our operating results and prospects.

      Our forecasted operating needs and funding requirements, as well as our projected ability to obtain adequate financial resources, involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the "Risk Factors" set forth below. The risks described therein are not the only ones facing us and additional risks that we do not yet know of or that we currently think are not material may also have an adverse effect on our business operations. If any of the risks actually occur, our business could be adversely affected as well as the value of our shares.

Recent Accounting and Reporting Pronouncements

      In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended June 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

      o of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

      o of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

      o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

      o that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

      In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for our Company on December 15, 2005. As of the date hereof, we have yet to grant any stock options in our securities. Any options in the Company to be exchanged in the proposed merger will be accounted for under the new standard.

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

Risk Factors of the Company

We have future capital needs and without adequate capital we may go out of business.

      Our growth and continued operations could be impaired by limitations on our access to the capital markets or traditional secured sources of credit. There is no assurance that capital will be available to us, or if available, would be adequate for the long-range growth of our Company. If financing is available, it may involve issuing securities senior to our shares or equity financings which are dilutive to holders of our shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may need to scale back or curtail implementing our business plan. Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of our shares may become substantially devalued.

Substantial doubt exists as to whether our Company can continue as a going concern.

      We have only generated nominal revenues since our inception. Additionally our existing business operations are run by a small cadre of personnel, including Harold Barson, who until the recent change in control effected by the Stock Transaction completed on April 28, 2006, was an officer, director and significant stockholder of our Company. Nominal revenues in our historical business operations, the resignation of Mr. Barson as officer and a director of the Company and the relegation of Mr. Barson to a minority interest following his sale of certain stock holdings in the Stock Transaction, increase the likelihood that the Company may be unable to maintain its existing business operations and continue as a going concern, particularly in the event that it is unable to obtain additional financing and/or attain profitable operations. The financial statements presented in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty and if our Company cannot continue as a going concern, our shares could become devalued or even worthless.

New management's efforts to identify new business opportunities will divert management's attention from our current operations and could ultimately prove to be unsuccessful, harming our business operations and prospects.

      As disclosed in the introduction to "Management's Discussion and Analysis or Plan of Operations" and under "Recent Events" in the notes to the financial statements, our Company is under new management as a result of the change of control effected by the Stock Transaction completed April 28, 2006. New management intends to change the Company's business focus in the near future by seeking out new business opportunities and may not continue current operations until such an opportunity is found. Accordingly, while we may continue our current business operations, unless and until other opportunities are identified, a substantial portion of our management's time will be directed toward the pursuit of identifying and acquiring other business opportunities. There can be no assurance that new management will be able to properly manage the direction of the Company in the interim or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

Our new Chief Executive Officer possesses significant control over our operations based, in part, upon his interest in our controlling stockholder, and because of this he could choose a plan of action which could devalue our outstanding securities.

      Our Chief Executive Officer and Chairman, Alan Gaines, is also an executive officer and director of, as well as majority shareholder in, Energy Venture, Inc., which controls 82% of our outstanding shares of capital stock as of the date hereof. Accordingly, our executive officer could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Gaines virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may eventually make the value of our shares worthless.

Conflicts of interest for our Chief Executive Officer may exist with regards to his obligations to the Company and his obligations to businesses in which he continues to own interests and manage.

      Unless and until Energy Venture is merged with our Company as a wholly-owned subsidiary as contemplated, of which there can be no assurance, our Chief Executive Officer and Chairman, Alan. Gaines, will also continue to serve as an executive officer and director of Energy Venture, a privately-held company formed to seek opportunities in the oil and gas industry and, among others, each of Dune Energy, Inc. and Baseline Oil & Gas Corp., public companies also engaged in the oil and gas industry. Mr. Gaines is required to devote his time (and in the case of Dune Energy, Inc., substantially all of his business time as provided in his employment agreement) to the business and affairs of each of these entities, and his responsibilities to these other entities may have the effect of diverting his time and attention that he might have otherwise had available to devote solely to the business and operations of our Company. There can be no guarantee that Mr. Gaines will be able to devote adequate time to the affairs of the Company given his fiduciary and contractual obligations to Energy Venture, Dune Energy, Inc. and Baseline Oil & Gas Corp.

      In addition, our officers and directors are subject to the certain duties imposed on them under the Nevada law, including a general requirement that opportunities which come to their attention may be considered opportunities that should be made available to our Company as well as the companies that they may be affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer and director. If our Company or any of the other companies with which any of our officers or directors is affiliated both desire to take advantage of an opportunity, then those officers and directors would abstain from negotiating and voting upon the business opportunity. Even in the event these procedures are followed, we cannot assure you that conflicts of interests among us, our officers and directors, and such other companies will not develop.

We have not and do not anticipate paying any cash dividends on our common stock, because of this our securities could face devaluation in the market

      We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Notwithstanding our financial predicament, we will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

      In January 2006, we registered our common stock under the Securities Exchange Act of 1934, as amended, and thereby became subject to the reporting requirements promulgated by the Securities and Exchange Commission thereunder. As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of
Section 404 in a timely manner or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Item 3. Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

      As of the date of filing of this report, the Company was not a party to any legal proceedings involving the Company.

Item 2 Changes in Securities and Uses of Proceeds

      None

Item 3 Defaults Upon Senior Securities

      None

Item 4 Submission of Matters to a Vote of Shareholders

      None

Item 5 Other Information

      (a) Report on Form 8-K filed April 28, 2006 with the Securities and Exchange Commission.

      (b)   Not Applicable

Item 6 Exhibits

            Exhibit No.     Description
            -----------     -----------

               31.1         Section 302 Certification of Chief Executive Officer

               31.2         Section 302 Certification of Chief Financial Officer

               32.1 Section 906 Certification pursuant of Chief Executive Officer and Chief Financial Officer

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 12, 2006                     ABC Funding, Inc.


                                        By: /s/ Alan Gaines
                                            ------------------------------------
                                            Alan Gaines, Chief Executive Officer