Form 10KSB
period 2006-06-30
ABC Funding, Inc
filed 2006-09-28
CIK 1296595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                       Commission file number: 333-116890

                                ABC Funding, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                       56-2458730
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           c/o Eaton & Van Winkle LLP,
                                 3 Park Avenue,
                            New York, New York 10016
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (212) 561-3626

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock par value $.001 per share

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X| (Not applicable)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

      The issuer's revenues for its most recent fiscal year were $0.

      As of September 25, 2006, the aggregate market value of the issuer's common equity held by non-affiliates was $1,772,420, based on the closing price of $0.26 per share for its common stock on the OTC Bulletin Board on September 25, 2006. As of September 25, 2006, 22,065,000 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Cautionary Notice Regarding Forward Looking Statements

      ABC Funding, Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

      We were incorporated as a Nevada corporation in May 2004 to be a mortgage brokerage firm. Prior to the change of control following the Stock Transaction (as hereinafter defined), our operations as a mortgage broker consisted of originating or locating possible mortgage loans, including, conventional loans, jumbo loans, home equity and second mortgages, non-conforming loans, sub-prime loans and construction loans, that we would refer to lending sources to fund. However, we never funded any loans. We now intend to engage in the oil and natural gas industry either by making acquisitions of oil and gas properties or by participating in strategic joint ventures.

      We are a "shell company" as that term is defined in Rule 405 promulgated under the Securities Act of 1933 (the "Securities Act") and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), and as such, are subject to rules of the Securities Exchange Commission (SEC) applicable to shell companies. To date, we have only conducted nominal operations and have only nominal assets.

Development of Business.

      On April 28, 2006, Energy Venture, Inc., a privately-held Delaware corporation ("Energy Venture") consummated its acquisition of shares of the capital stock of the Company in accordance with the terms of that certain Stock Purchase Agreement, dated as of April 3, 2006, as amended by that Amendment, dated as of April 28, 2006, among Energy Venture and those certain selling stockholders of the Company named therein (as amended, the "Purchase Agreement"). Under the Purchase Agreement Energy Venture acquired a total of 8,200,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock") for an aggregate purchase price of $433,037.00 (the "Stock Transaction"). Included among the selling stockholders in the Stock Transaction was the then Chief Executive Officer, Chief Financial Officer and Chairman of the Company, Harold Barson.

      Prior to the completion of the Stock Transaction, Harold Barson and Jeffrey Brown, another former officer and director of the Company, held 9,160,000 and 100,000 shares of the Common Stock, respectively, representing collectively 92.6% of the Company's 10,000,000 shares of Common Stock then issued and outstanding. After giving effect to the Stock Transaction, Energy Venture held an aggregate of 8,200,000 shares constituting, in the aggregate, 82% of the issued and outstanding shares of Common Stock.

      After giving effect to the Stock Transaction, each of Alan Gaines and Steven Barrenechea, our current directors were indirect owners of all 8,200,000 shares of the Common Stock acquired by Energy Venture as a result of their control of Energy Venture, which Messrs. Gaines and Barrenechea served as directors and of which Mr. Gaines owned a majority of the issued and outstanding shares of capital stock. Such securities ownership represented 82% of the issued and outstanding shares of the Common Stock of the Company and a controlling interest. In connection with the Stock Transaction, Messrs. Gaines and Barrenechea became directors and officers of the Company.

      On May 26, 2006 (the "Effective Date"), the Company, and our wholly-owned subsidiary, EVI Acquisition Corp., a Nevada corporation ("EVI Acquisition"), entered into, and consummated, the Agreement and Plan of Merger (the "Merger Agreement") with Energy Venture. Pursuant to the Merger Agreement, on the Effective Date, Energy Venture merged with and into EVI Acquisition (the "Merger") and, in return: (i) each share of common stock of Energy Venture, par value $.0001 per share, then issued and outstanding was exchanged for one share of our Common Stock; (ii) each outstanding option to purchase shares of common stock of Energy Venture was exchanged for an option to purchase, at the same exercise price, an equal number of shares of our Common Stock; and (iii) all of the obligations and liabilities of Energy Venture, including those certain 10% Convertible Promissory Notes of Energy Venture in the aggregate principal amount of $1,500,000 (the "Notes"), were assumed by the Company. As part of the Merger, EVI Acquisition amended its Articles of Incorporation to change its name to "Energy Venture, Inc." Immediately prior to the issuance of shares of our Common Stock pursuant to the Merger Agreement, there were 10,000,000 shares of our common stock outstanding, of which 8,200,000 were held by Energy Venture and cancelled, on the Effective Date, pursuant to the Merger Agreement.

      The Notes assumed by the Company in the Merger are for an aggregate principal amount of $1,500,000 and accrue interest thereon at a rate of 10% per annum. Subject to the rights of the holders thereof to convert the Notes at any time, the principal amount and all accrued interest is payable on August 31, 2007 (the "Maturity Date"). By the terms of the Notes, holders thereof may elect to receive interest in either cash or in shares of our common stock. Each Note is convertible into that number of shares of our common stock equal to the principal amount of the Note, together with interest accrued thereon, owing and unpaid as of the date of the notice of conversion divided by $0.50.

      As s result of the Merger, the former stockholders of Energy Venture became the controlling stockholders of our Company. Additionally, since we had no substantial assets immediately prior to the Merger, the transaction was treated for accounting purposes as a reverse acquisition and has been accounted for as a recapitalization of Energy Venture rather than a business combination. Consequently, the historical financial statements of Energy Venture are now the historical financial statements of the Company.

Employees

      At the current time, we do not have any employees other than our officers. Prior to the closing of the Stock Transaction, we had two fulltime employees, Harold Barson, our then President and a processor. We also had two part time loan originators. None of the employees were covered by a collective employment agreement.

Risk Factors

      The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risk Factors of the Company

We are a company with limited operating history and very limited resources.

      We have commenced business of a limited basis, and to date have been engaged principally in organization, capital-raising activities and early business development planning matters related primarily to making acquisitions or participating in strategic joint ventures in the oil and natural gas industry. To date no acquisitions have been made nor have any joint ventures been entered into by the Company; in addition, we have had no revenues and anticipate significant expenses relating to the development of our infrastructure and business. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the energy industry, given the volatile nature of the energy markets. There can be assurance that the Company will achieve its objective and business plan, or that it will be able to succeed in achieving its objective and business plan. Given factors that are described below, there exists a possibility that an investor could suffer a substantial loss as a result of an investment in the Company.

      Our common stock is listed on the OTC Bulletin Board. Our common stock is not quoted on the NASDAQ National Market System or listed on a national securities exchange. The NASDAQ National Market System and national securities exchanges require companies to fulfill certain requirements in order for their shares to be listed and to continue to be listed. The securities of a company may be ineligible for listing or, if listed, may be considered for delisting if the company fails to meet certain financial thresholds, including if the company has sustained losses from continuing operations and/or net losses in recent fiscal years. There can be no assurance that we will not report additional losses in the future or that we will be able to list or have our common stock quoted on the NASDAQ National Market or a national securities exchange. An inability to list our common stock could adversely affect our ability to raise capital in the future by issuing common stock or securities convertible into or exercisable for our common stock.

      Continuing losses may mean that additional funding may not be available on acceptable terms, if at all. If adequate funds are unavailable from our operations or additional sources of financing, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets, reduce operating expenses, refinance all or a portion of our debt, or delay or reduce important drilling or enhanced production initiatives.

      In addition, in that instance, we may seek to raise any necessary additional funds through equity or debt financings, convertible debt financing, joint ventures with corporate partners or other sources, which may be dilutive to our existing shareholders and may cause the price of our common stock to decline.

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

New management's decision to change the business focus of the Company from the mortgage industry to the oil and natural gas industry could ultimately prove to be unsuccessful, harming our business operations and prospects.

      New management has recently changed the Company's business focus from the mortgage industry to the oil and natural gas industry. Accordingly, a substantial portion of our management's time will be directed toward the pursuit of identifying and acquiring business opportunities in the oil and natural gas industry. There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

Our new Chief Executive Officer possesses significant control over our operations based, in part, upon his interest in our controlling stockholder, and because of this he could choose a plan of action which could devalue our outstanding securities.

      Our Chief Executive Officer and Chairman, Alan Gaines controls 56% of our outstanding shares of capital stock as of the date hereof. Accordingly, our executive officer could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Gaines virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may eventually make the value of our shares worthless.

Conflicts of interest for our Chief Executive Officer may exist with regards to his obligations to the Company and his obligations to businesses in which he continues to own interests and manage.

      Our Chief Executive Officer, Alan Gaines, also serves as an executive officer and director of each of Dune Energy, Inc. and Baseline Oil & Gas Corp., public companies also engaged in the oil and gas industry. Mr. Gaines is required to devote his time (and in the case of Dune Energy, Inc., substantially all of his business time as provided in his employment agreement) to the business and affairs of each of these entities, and his responsibilities to these other entities may have the effect of diverting his time and attention that he might have otherwise had available to devote solely to the business and operations of our Company. There can be no guarantee that Mr. Gaines will be able to devote adequate time to the affairs of the Company given his fiduciary and contractual obligations to Dune Energy, Inc. and Baseline Oil & Gas Corp.

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

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, for fiscal years ending on or after December 15, 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. For fiscal years ending on or after December 15, 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner or if our independent registered public accounting firm later identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability.

      Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

      Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

      The specific terms of the preferred stock have not been determined, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

      The board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

      The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

      Oil and Natural Gas Prices are Volatile.

      If any of the projects we participate in are successful, the prices we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand or global macroeconomic disruptions. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

      o     changes in global supply and demand for oil and natural gas;

      o the actions of the Organization of Petroleum Exporting Countries, or OPEC;

      o the price and quantity of imports of foreign oil and natural gas in the U.S.;

      o political conditions, including embargoes, which affect other oil-producing activities;

      o the level of global oil and natural gas exploration and production activity;

      o     the level of global oil and natural gas inventories;

      o     weather conditions affecting energy consumption;

      o     technological advances affecting energy consumption; and

      o     the price and availability of alternative fuels.

      Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact the value of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

      Competition in the oil and natural gas industry is intense.

      We intend to operate in a highly competitive environment for developing properties, marketing of oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing oil and natural gas, attracting and retaining quality personnel and raising additional capital.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities will be subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.

Our costs of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

      o delays imposed by or resulting from compliance with regulatory requirements;

      o     pressure or irregularities in geological formations;

      o shortages of or delays in obtaining equipment and qualified personnel;

      o     equipment failures or accidents;

      o     adverse weather conditions;

      o     reductions in oil and natural gas prices;

      o     oil and natural gas property title problems; and

      o     market limitations for oil and natural gas.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

      There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

      We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

      o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

      o     abnormally pressured formations;

      o mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses;

      o     fires and explosions;

      o     personal injuries and death; and

      o     natural disasters.

      Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to the Company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then that accident or other event could adversely affect our results of operations, financial condition and cash flows.

We may not have enough insurance to cover all of the risks that we face.

      In accordance with customary industry practices, we will maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Our operations may cause us to incur substantial liabilities for failure to comply with environmental laws and regulations.

      Our oil and natural gas operations will be subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases.

      Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

      Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas could have several adverse affects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Item 2. Description of Property.

      Presently, our corporate office is located at 3 Park Avenue, 16th Floor, New York, New York 10016. Prior to the closing of the Stock Transaction, we operated out of office space located at 9160 South 300 West, Sandy, Utah 84070.

The lease covering such space was month-to-month and called for minimum monthly rental payments of $312 plus telephone line costs which average approximately $300 per month. We paid approximately 50% of the cost of the lease with Harold Barson, our then President, paying the balance.

Item 3. Legal Proceedings.

      The Company is not currently subject to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our common stock is quoted on the OTC Bulletin Board under the trading symbol "AFDG". The prices set forth below reflect the quarterly high and low sale information for shares of our common stock during the period since the common stock began trading. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There were no trades of our securities on the OTC Bulletin Board prior to April 13, 2006.

2005-2006 Quarter Ended               High Price                       Low Price
-----------------------               ----------                       ---------
6/30/2006                               $1.25                            $0.05
3/31/2006                                 N/A                              N/A
12/31/2005                                N/A                              N/A
9/30/2005                                 N/A                              N/A

      As of September 25, 2006, there were approximately 90 holders of record of our common stock.

      Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

      We have outstanding as of September 28, 2006, stock options to purchase 1,100,000 shares of Common Stock and the Notes convertible into 3,450,000 shares of common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

      Plan of Operation. Energy Venture has not had any revenues from operations since we commenced business in February 2006. See Item 7 "Financial Statements." Accordingly, the information provided in this Item 6 is a plan of operation pursuant to Regulation S-B Item 303(a) promulgated by the SEC.

      The merger transaction with Energy Venture in May 2006 resulted in the Energy Venture stockholders controlling approximately 92% of our issued and outstanding shares of Common Stock immediately following its completion. Consequently, the transaction was accounted for as a reverse merger with Energy Venture being deemed the acquiring entity for financial accounting purposes. Since the transaction involved the merger of a private company (Energy Venture) into a public shell company, it was considered to be a capital transaction rather than a business combination for financial accounting purposes. Thus, for financial accounting and reporting purposes, the historical financial statements of the Company prior to the effective date of the Energy Venture merger have been restated to be those of Energy Venture.

      Energy Venture was incorporated in the Sate of Delaware on February 21, 2006. Since inception Energy Venture has primarily been involved in conducting business planning and capital-raising activities. Energy Venture intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures. To date no acquisitions have been made nor has Energy Venture entered into any joint ventures.

      Capital Resources. During 2006, we raised funds by issuances of our debt and equity securities to pay current expenses and funds for our proposed operations. See Item 1. "Description of Business" and Item 7. "Financial Statements" - Note 3 of Notes to Financial Statements.

      From March through May 2006, Energy Venture conducted a private placement offering, pursuant to a Private Placement Memorandum, of the Notes (the "Private Placement"). As a result of the Merger we were provided with needed working capital in the form of a capital infusion of approximately $900,000 from the Private Placement.

      Despite the Merger, if we are unable to raise additional capital from conventional sources, including lines of credit and additional sales of additional stock in the future, we may be forced nevertheless to curtail or cease our business operations. Even if we are able to continue our operations, the failure to obtain sufficient financing could have a substantial adverse effect on our business and financial results.

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

      Our forecasted operating needs and funding requirements, as well as our projected ability to obtain adequate financial resources, involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the "Risk Factors" set forth above. The risks described therein are not the only ones facing us and additional risks that we do not yet know of or that we currently think are not material may also have an adverse effect on our business operations. If any of the risks actually occur, our business could be adversely affected as well as the value of our shares.

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

      o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

      o beginning with the year ended June 30, 2009, a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

      In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial position or its results of operations.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, "Accounting for Income Taxes," provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

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

Item 7. Financial Statements.

      The financial information required by this item is set forth beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      (a) On September 12, 2006, the Company appointed the firm of Malone & Bailey, PC ("New Auditor") as the Company's independent auditor and, as of such date, dismissed the firm of Mantyla McReynolds LLC ("Former Auditor"), which had been serving as the Company's independent auditor up to such date.

      (b) The reports of the Former Auditor on the Company's financial statements for the fiscal years ended June 30, 2005 and June 30, 2004 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that such reports of the Former Auditor expressed "substantial doubt about the Company's ability to continue as a going concern" and state that "The financial statements do not include any adjustments that might result from the outcome of this uncertainty". During the fiscal years ending June 30, 2005 and June 30, 2004 and the period from June 30, 2005 to September 12, 2006, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

      (c) The Company has not consulted with the New Auditor regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the two most recent fiscal years through the present.

      (d) The dismissal of the Former Auditor and appointment of the New Auditor as the Company's independent auditor was approved by the Board of Directors of the Company on September 12, 2006.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the current directors and executive officers of the Company.

Name of Individual          Age             Position with the Company
------------------          ---             -------------------------
Alan Gaines                  50             Chief Executive Officer and Director
Richard Cohen                54             Chief Financial Officer
Steven Barrenechea           46             Director

The business experience of each director and executive officer of the Company is set forth below.

      Mr. Alan Gaines: Mr. Gaines has served as Chief Executive Officer and a director of the Company since April 2006. He is currently the Chairman and CEO of Dune Energy, Inc., an independent E&P company engaged in the development, exploration and acquisition of oil and gas properties, with operations presently concentrated onshore the Louisiana/Texas Gulf Coast as well as the Fort Worth Basin Barnett Shale. Mr. Gaines has 25 years of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Prior to selling his interest in Gaines, Berland, the Firm managed or co-managed, and participated in $4 billion of equity and debt financings during a three year period. He has acted as an advisor to financier Carl Icahn during such corporate takeovers as USX Corporation (Marathon Oil) and Texaco. Mr. Gaines has provided funding and/or advisory services to Parker & Parsley (now - NYSE listed Pioneer Natural Resources), Lomak Petroleum (now NYSE - listed Range Resources), Devon Energy (now NYSE - listed), and Comstock Resources (now NYSE - listed). Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

      Steven Barrenechea: Mr. Barrenechea has served as a Director of the Company since April 2006. Mr. Barrenechea is the Chief Operating Officer of Coast to Coast Catering Company, an upscale catering service. Since May 2001, Mr. Barrenechea has served as a Director for Dune Energy, Inc., a public company, and from April 2005 to January 2006, Mr. Barrenechea also served as a Director of Baseline Oil & Gas Corp., another public company. Mr. Barrenechea is a member of the Board of Directors of the Creative Coalition, The Milford (Connecticut) Red Cross, and The Child Guidance Center of Fairfield County. Mr. Barrenechea holds a BBA from New York University.

      Mr. Richard Cohen: Mr. Cohen has served as Chief Financial Officer of the Company since April 2006. Since December 2005, Mr. Cohen has served as Chief Financial officer of Baseline Oil & Gas Corp., an OTCBB company with non-operating interests in the New Albany Shale. Since 2003, Mr. Cohen has served as a director of Dune Energy, Inc., for which he served as Chief Financial Officer from November 2003 to April 2005. Since 1996, he has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. During 1999, Mr. Cohen served as the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992 to 1995, Mr. Cohen was the President of General Media, then a $150 million international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant (New York State). He received a BS from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

      We file with the SEC reports and certain other information under the Exchange Act pursuant to the rules under Section 15(d) of the Exchange. Our directors and officers and holders of 10% or more of our common stock are not currently required to file statements of beneficial ownership with regards to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. At such time as our shares are registered under Section 12 of the Exchange Act, our officers, directors and 10% or more stockholders will be required to file such statements of beneficial ownership.

Code of Ethics

      We have not adopted a Code of Ethics with respect to our officers because we have not been an operating company. We intend to adopt a Code of Ethics upon the completion of an acquisition of an operating company.

Audit Committee

      Presently we do not have an Audit Committee. We intend to establish an Audit Committee and such other committees as may be required upon the completion of an acquisition of an operating company.

Item 10. Executive Compensation.

      The only officer or director who received compensation in fiscal years ended June 30, 2006, 2005 and 2004 was the then president, Harold Barson, who received compensation of $11,775, $32,846 and $19,160 in 2006, 2005 and 2004,
respectively; all of which relates to origination fees for loans originated by him.

      Our Chief Financial Officer, Richard Cohen, received compensation of $18,000 only in the fiscal year ended June 30, 2006.

      No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

      The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 2006, 2005 and 2004 paid to the Company's Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers, if any, other than the CEO whose total compensation during fiscal year 2006 exceeded $100,000 and who were serving as executive officers at the end of the 2006 fiscal year (collectively, the "Named Executive Officers").

EXECUTIVE COMPENSATION IN LAST FISCAL YEAR

                                                                                            Long Term Compensation
                                                                                            ----------------------
                                    Annual Compensation                               Awards                     Payouts
                                    -------------------                               ------                     -------
                                                          Non-Cash                    Restricted    Options/      LTIP          All
Name & Position            Year          Salary           Bonus         Other         Stock         SARs         Payouts       Other
---------------            ----          ------           -----         -----         -----         ----         -------       -----
Harold Barson,             2006          $11,775          None          None          None          None          None          None
President                  2005          $32,846          None          None          None          None          None          None
                           2004          $19,160          None          None          None          None          None          None
Richard Cohen,             2006          $18,000          None          None          None          None          None          None
CFO                        2005          None             None          None          None          None          None          None
                           2004          None             None          None          None          None          None          None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth stock options granted to the Named Executive Officers as of June 30, 2006.

             Number of Options          % of Total Options                                      Grant
             Granted in Fiscal          Granted to Employees      Exercise      Expiration      Value $
Name         Year ended 6/30/06         in Fiscal Year 2005       ($/Share)     Date
-------------------------------------------------------------------------------------------------------
None.

OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2006

      The following table indicates the total number and value of exercisable stock options held by the Named Executives during the 2006 fiscal year.

                                                  Value of Unexercised
            Number of Unexercised                 In-The-Money Options
            Options at Fiscal Year End                At Fiscal Year End (1)
Name        Exercisable      Unexercisable        Exercisable      Unexercisable
--------------------------------------------------------------------------------
None

      The Company currently has no formal written salary arrangement with its president and, while no specific annual salary or length of employment has been determined, the Company anticipates providing an annual salary not to exceed $100,000 commencing with the hopeful successful expansion of business. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. They will receive no other compensation from ABC until it is operating profitably. There are no written arrangements or any compensation paid to officers or directors other than as set forth above.

Stock Option Plan

      Pursuant to the May 14, 2004 board of directors' approval and subsequent stockholder approval, the Company adopted our 2004 Non-Statutory Stock Option Plan (the "Plan") whereby we reserved for issuance up to 1,500,000 shares of our common stock. Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. We may file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan.

      As of June 30, 2006, no options have been issued under the Plan.

      As previously indicated, the board of directors, on May 14, 2004, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and our subsidiaries, if any. The board of directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants. We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to ABC are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

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

Summary Description of the ABC Funding Inc, Inc. 2004 Non-Statutory Stock Option Plan

      The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, the Company and our subsidiaries, if any, with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and our subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended. Further, NSO's have two disadvantages compared to ISO's in that recipients of NSO's must report taxable income at the time of NSO option exercise and income from NSO's is treated as compensation which is taxed at higher rates than long-term capital gains.

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

      The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

      o decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

      o     extend the NSO period, or

      o     materially increase the benefits accruing to Plan participants, or

      o     materially modify Plan participation eligibility requirements, or

      o     extend the expiration date of the Plan.

      Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Equity Compensation Plan Information

                                                                              Number of securities
                                                                              remaining available for
                                                                              future issuance under
                           Number of securities to   Weighted-average         equity compensation
                           be issued upon exercise   exercise price of        plans (excluding
                           of outstanding options,   outstanding options,     securities reflected in
                           warrants and rights       warrants and rights      column (a))
Plan category              (a)                       (b)                      (c)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                     --                       --                       1,500,000
-----------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                     1,100,000                $0.43                    --
-----------------------------------------------------------------------------------------------------
Total                       1,100,000                $0.43                    1,500,000
-----------------------------------------------------------------------------------------------------

      On March 1, 2006, Energy Venture granted options to three (3) non-employees (the "Optionees") exercisable for a period of five (5) years to purchase in the aggregate up to 1,100,000 shares of its common stock, pursuant to a stock option agreement between Energy Venture and each of the Optionees. One Optionee was granted an option to purchase up to 350,000 shares of common stock at a price of $0.05 per share, and the other two (2) Optionees were granted options to purchase up to 250,000 and 500,000 shares of common stock respectively at a price of $0.60 per share. As a result of the Merger, and on the Effective Date, each outstanding option to purchase shares of common stock of Energy Venture was exchanged for an option to purchase, at the same exercise price, an equal number of shares of our Common Stock.

Director Compensation

      Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      We have 22,065,000 shares of common stock outstanding as of September 28, 2006. The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 28, 2006 by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

                                                                  Percent
Name of                                                           of Outstanding
Beneficial Owner                         Number of Shares         Shares
----------------                         ----------------         --------------
Alan Gaines (CEO & Director)             12,340,000               56%
Steven Barrenechea (Director)            250,000                  1.1%
Richard Cohen (CFO)                      408,000 (1)              1.8%
All Officers & Directors as a Group
(3 persons)                              15,248,000               58.9%

----------
* Less than 1%

(1) Includes 6,667 shares of Common Stock issuable upon conversion of Convertible Promissory Note.

      The address of each of our current officers and directors is c/o Eaton & Van Winkle LLP, 3 Park Avenue, 16th Floor, New York, New York 10016.

Item 12. Certain Relationships and Related Transactions.

      Pursuant to the Stock Transaction, Energy Venture acquired 8,200,000 of the issued and outstanding shares of the Company's Common Stock. After giving effect to the Stock Transaction, each of Mr. Gaines and Mr. Barrenechea were indirect owners of all 8,200,000 shares of the Common Stock acquired (or otherwise previously owned) by Energy Venture as a result of their control of Energy Venture, in which Messrs. Gaines and Barrenechea served as directors and Mr. Gaines owned a majority of the issued and outstanding shares of its capital stock. Such securities ownership represented 82% of the issued and outstanding shares of the Common Stock of the Company and a controlling interest. By reason of the Stock Transaction, Messrs. Gaines and Barrenechea became directors and officers of the Company.

      Prior to completion of the Stock Transaction, Harold Barson, as the Company's Chief Executive Officer and a director, and Jeffrey Brown, as the Company's Secretary/Treasurer and a director, held 9,160,000 and 100,000 shares, respectively, of the common stock of the Company, which stock having been previously issued to them upon incorporation of the Company in May 2004. Such stock was all valued at $.001 per share and all in exchange for the business of ABC Funding, an unincorporated entity founded by Mr. Barson in May 2002.

      Harold Barson received origination and other fees aggregating $11,775 in 2006, $32,846 in 2005 and $19,160 in 2004, respectively.

      In addition, a consulting firm, GCND, Inc., and a law firm associated with shareholders (each holding less than 1% of our outstanding common stock) are owed aggregate fees of $53,000.

Item 13. Exhibits.

      (A) Documents Filed as Part of this Report:

            (I) Financial Statements:

                                                                           Pages

I      ABC Funding, Inc. Audited Financial Statements and Notes
   A.  Report of Independent Registered Public Accounting Firm              F-1
   B.  Balance Sheet                                                        F-2
   C.  Statements of Expenses                                               F-3
   D.  Statements of Cash Flows                                             F-4
   E.  Statements of Changes in Stockholders' Deficit                       F-5
   F.  Notes to Financial Statements                                       F-6-8

            (II) Exhibits

Exhibit Nos.   Description of Exhibit
------------   ----------------------
2.1            Agreement and Plan of Merger, dated as of May 26, 2006, among the
               Company, Energy Venture and EVI Acquisition (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report, filed June 2, 2006).

3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed December 8, 2004).

3.2 By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement on Form SB-2, filed December 8, 2004).

4.1 Form of 10% Convertible Promissory Note, issued by Energy Venture (and assumed by the Company ) in March 2005 (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K report, filed June 2, 2006).

10.1 2004 Non-Statutory Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, filed December 8, 2004).

10.2 Stock Purchase Agreement dated as of April 3, 2006 among Energy Venture, as buyer, and the named selling stockholders of the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K report, filed April 28, 2006).

10.3 Amendment to Stock Purchase Agreement dated April 28, 2006 among Energy Venture and each of the named selling stockholders of the Company (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K report, filed April 28, 2006).

10.4* Form of Stock Option Agreement issued by Energy Venture (and assumed by the Company) to the Optionees.

31.1* Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2* Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1*          Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*          Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Numbers with (*) indicate exhibits that are filed herewith.

Item 14. Principal Accountant Fees and Services.

      On September 12, 2006, ABC Funding, Inc. ("we" or the "Company") appointed the firm of Malone & Bailey, PC ("New Auditor") as the Company's independent auditor and, as of such date, dismissed the firm of Mantyla McReynolds LLC ("Former Auditor"), which had been serving as the Company's independent auditor up to such date.

      For fiscal year 2006 and fiscal year 2005, the aggregate fees billed by Mantyla McReynolds LLC our principal independent accounting firm, for professional services were as follows:

                                                      Fiscal Year Ended
                                               June 30, 2006       June 30, 2005

Audit Fees                                        $6,907             $5,218
Audit-Related Fees                                $    0             $1,679
Tax Fees                                             N/A                N/A
All Other Fees                                       N/A                N/A

      For fiscal year 2006 and fiscal year 2005, the aggregate fees billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

                                                      Fiscal Year Ended
                                               June 30, 2006       June 30, 2005

Audit Fees                                        $20,360                N/A
Audit-Related Fees                                    N/A                N/A
Tax Fees                                              N/A                N/A
All Other Fees                                        N/A                N/A

      As of June 30, 2006, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ABC FUNDING, INC.


Date: September 28, 2006                             By: /s/ Alan Gaines
                                                         -----------------------
                                                         Alan Gaines
                                                         Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                     Date
---------                                                     ----


/s/  Alan Gaines                                              September 28, 2006
--------------------------------------------
Alan Gaines
Chief Executive Officer


/s/  Richard Cohen                                            September 28, 2006
--------------------------------------------
Richard Cohen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/  Alan Gaines                                              September 28, 2006
--------------------------------------------
Alan Gaines
Director


/s/  Steven Barrenechea                                       September 28, 2006
--------------------------------------------
Steven Barrenechea
Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ABC Funding, Inc.
(Formerly Energy Venture, Inc.)
(a Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of ABC Funding, Inc. (formerly Energy Venture, Inc.) ("the Company") (a Development Stage Company) as of June 30, 2006 and the related statements of expenses, cash flows and changes in stockholders' deficit for the period from February 21, 2006 (inception) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 15, 2006

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2006

ASSETS
  Cash and cash equivalents                                         $   894,516
  Prepaid and other current assets                                       66,461
                                                                    -----------
     Total current assets                                               960,977
                                                                    -----------

     Total assets                                                   $   960,977
                                                                    ===========

LIABILITIES & STOCKHOLDERS'
  DEFICIT

  Accounts payable                                                  $    58,657
  Accrued liabilities                                                    59,509
                                                                    -----------
     Total current liabilities                                          118,166

  Long term debt, net of discount                                     1,265,545
                                                                    -----------

     Total liabilities                                                1,383,711

  Commitments and contingencies                                              --

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value,
    1,000,000 shares authorized, none outstanding                            --

  Common stock, $.001 par value,
    30,000,000 shares authorized,
    22,065,000 issued and outstanding                                    22,065

  Additional paid-in-capital                                            655,420

  Deficit accumulated in the development stage                       (1,100,219)
                                                                    -----------

     Total stockholders' deficit                                       (422,734)
                                                                    -----------

     Total liabilities & stockholders' deficit                      $   960,977
                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
         Period from February 21, 2006 (Inception) Through June 30, 2006

                                                                 February 21,
                                                                 (Inception)
                                                                   Through
                                                                June 30, 2006
                                                                -------------
Selling, general and
  administrative expenses                                        $  1,035,711
                                                                 ------------
     Operating loss                                                 1,035,711

Other (income) expense:
Interest income                                                        (5,186)
Interest expense                                                       69,694
                                                                 ------------
     Total other (income) expense                                      64,508

     Total expenses                                                 1,100,219
                                                                 ------------

     Net loss                                                    $ (1,100,219)
                                                                 ============

Basic and diluted net loss
  per common share                                               $      (0.05)
                                                                 ============

Weighted average common
  shares outstanding                                               20,576,628

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
         Period from February 21, 2006 (Inception) Through June 30, 2006

                                                                    February 21,
                                                                    (Inception)
                                                                      Through
                                                                   June 30, 2006
                                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(1,100,219)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                               425,518
 Amortization of debt discount                                           30,545

Changes in:
 Prepaids and other assets                                              (66,461)
 Accounts payable
  and accrued liabilities                                               118,166
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (592,451)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                     251,967
 Proceeds from convertible notes                                      1,235,000
                                                                    -----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                          1,486,967
                                                                    -----------

NET CHANGE IN CASH                                                      894,516
  Cash and cash equivalents balance, beginning of period                     --
                                                                    -----------

   Cash and cash equivalents balance, end of period
                                                                    $   894,516
                                                                    ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                            $        --
  Cash paid for income taxes                                        $        --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
       The Period from February 21, 2006 (Inception) Through June 30, 2006

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                     During
                                                   Common                       Paid In            Development
                                         Shares              Stock              Capital               Stage               Totals
                                       ----------         -----------         -----------          -----------          -----------
Balances at February 21, 2006                  --         $        --         $        --          $        --          $        --

Proceeds from issuance of
common stock                           19,665,000              19,665             (17,698)                  --                1,967

Proceeds from issuance of
stock to noteholders                      600,000                 600             249,400                   --              250,000

Shares issued in reverse
merger                                  1,800,000               1,800              (1,800)                  --                   --

Stock based compensation                       --                  --             425,518                   --              425,518
Net loss                                       --                  --                  --           (1,100,219)          (1,100,219)
                                       --------------------------------------------------------------------------------------------
Balances at June 30, 2006              22,065,000         $    22,065         $   655,420          $(1,100,219)         $  (422,734)
                                       ============================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. ABC Funding, Inc. ("ABC") (formerly Energy Venture, Inc. ("EVI") which was incorporated in the State of Delaware on February 21, 2006) was incorporated in the State of Nevada on May 13, 2004. On May 26, 2006, ABC acquired EVI for 20,265 000 shares of ABC common stock. EVI was merged with and into a wholly-owned ABC subsidiary with ABC continuing as the surviving entity.

The share issuance resulted in the EVI shareholders controlling approximately 92% of ABC's issued and outstanding shares of common stock. Consequently, the transaction has been accounted for as a reverse merger with EVI being deemed the accounting acquirer. Since the transaction involved the merger of a private company (EVI) into a public shell company (ABC), it is considered to be a capital transaction rather than a purchase business combination. As accounting acquirer, EVI issued one share of its common stock for each share of ABC's common stock issued and outstanding as of the effective date resulting in a total of 1,800,000 shares of EVI shares being issued. For financial accounting and reporting purposes, the historical financial statements of ABC prior to the effective date have been restated to be those of EVI.

Since inception, ABC has primarily been involved in conducting business planning and capital-raising activities. ABC intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, ABC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. There were no revenues through June 30, 2006.

Income Taxes. ABC recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ABC provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock Based Compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments" ("FAS 123R"). ABC adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

      Recently Issued Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial position or its results of operations.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, "Accounting for Income Taxes," provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

NOTE 2 INCOME TAXES

At June 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets
  Net operating losses                                                $ 236,145
  Less: valuation allowance                                            (236,145)
                                                                      ---------
Net deferred tax assets                                               $      --
                                                                      =========

The net operating loss will expire beginning in 2026. The valuation allowance increased $236,145 during the year ended June 30, 2006.

NOTE 3 PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTION

Between February 21, 2006 and April 30, 2006, ABC sold $1,485,000 in convertible notes on the following terms: each note matures August 31, 2007, a 10% interest rate payable in either cash or shares and a conversion rate of $ 0.50 per share, and a number of shares of Common Stock equal to 40% of the amount. Another $15,000 was received subsequent to June 30, 2006. If all $1,500,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 3,409,139, shares will have been issued.

600,000 shares of common stock were issued to the investors. The relative fair value of these shares is $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to June 30, 2006, $30,545 was amortized and recorded as interest expense.

ABC evaluated the application of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" for the 10% convertible promissory notes. Based on the guidance of SFAS No. 133 and EITF 00-19, ABC concluded that these instruments were not required to be accounted for as derivatives.

NOTE 4 ISSUANCE OF COMMON STOCK

At inception, EVI issued 19,665,000 shares of stock for $.0001 per share, or $1,967.

On June 28, 2006, ABC increased the number of authorized shares of common stock from 24,000,000 to 30,000,000.

NOTE 5 STOCK OPTION GRANT

On March 1, ABC granted one non-employee an option to purchase up to an aggregate of 350,000 shares of ABC common stock at an exercise price of $.05 per share and two non-employees options to purchase an aggregate of 250,000 and 500,000 shares respectively at $.60 for services rendered. The options terminate on February 28, 2011 and may be exercised anytime after September 1, 2006.

The fair value of the options was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on March 1, 2006, $0.50; expected volatility of 91%; risk free interest rate of 4.63%; and a term of five years. The fair value of the options was $425,518 at March 1, 2006 and was recorded as share based compensation. F-8