Form 10QSB
period 2006-09-30
ABC Funding, Inc
filed 2006-10-30
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                       Commission file number: 333-121070

                                ABC FUNDING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               56-2458730
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                      Alan Gaines, Chief Executive Officer
                                23 Cardinal Road
                                Weston, CT 06883
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 561-3626
                           ---------------------------
                           (Issuer's telephone number)

                           c/o Eaton & Van Winkle LLP
                                  3 Park Avenue
                            New York, New York 10016
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,065,000 shares of Common Stock, as of October 26, 2006.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                ABC FUNDING, INC.

                                                                        Page No.

PART I - Financial Information

Item 1. Unaudited Financial Statements:

        Unaudited Balance Sheets as of September 30, 2006 and              1
        June 30, 2006

        Unaudited Statements of Expenses for the Three Months Ended        2
        September 30, 2006 and for the Period from February 21, 2006 (Inception) Through September 30, 2006


        Unaudited Statements of Cash Flows for the Three Months Ended      3
        September 30, 2006 and for the Period from February 21, 2006 (Inception) Through September 30, 2006

        Notes to Unaudited Financial Statements                            4

Item 2. Management's Discussion and Analysis or Plan of Operation          5

Item 3. Controls and Procedures                                           14

PART II. Other Information (Items 1-6)                                    14

Signature Page                                                            16

PART I

Item 1. Financial Statements

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                    September 30,     June 30,
                                                       2006            2006
                                                    -----------     -----------
ASSETS
  Cash and cash equivalents                         $   782,799     $   894,516
  Prepaid and other current assets                       46,208          66,461
                                                    -----------     -----------
     Total current assets                               829,007         960,977
                                                    -----------     -----------

     Total assets                                   $   829,007     $   960,977
                                                    ===========     ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Accounts payable                                  $       387     $    58,657
  Accrued liabilities                                    76,804          59,509
  Convertible debt, net of discount                   1,320,339              --
                                                    -----------     -----------
     Total current liabilities                        1,397,530         118,166

  Convertible debt, net of discount                          --       1,265,545
                                                    -----------     -----------
     Total liabilities                                1,397,530       1,383,711

  Commitments and contingencies                              --              --

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value,
    1,000,000 shares authorized, none outstanding            --              --

  Common stock, $.001 par value,
    30,000,000 shares authorized,
    22,065,000 issued and outstanding                    22,065          22,065

  Additional paid-in-capital                            655,420         655,420

  Deficit accumulated in the development stage       (1,246,008)     (1,100,219)
                                                    -----------     -----------
     Total stockholders' deficit                       (568,523)       (422,734)
                                                    -----------     -----------
     Total liabilities & stockholders' deficit      $   829,007     $   960,977
                                                    ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
     Three Months Ended September 30, 2006 and the Period from February 21,
                   2006 (Inception) Through September 30, 2006
                                   (unaudited)

                                                                  February 21,
                                            Three Months        2006 (Inception)
                                               Ended                Through
                                            September 30,         September 30,
                                                2006                  2006
                                          --------------------------------------
Selling, general and
  administrative expenses                 $     77,090           $  1,112,800
                                          ------------           ------------
     Operating loss                             77,090              1,112,800

Other (income) expense
Interest income                                 (8,750)               (13,936)
Interest expense                                77,449                147,144
                                          ------------           ------------
     Total other (income) expense               68,699                133,208

     Total expenses                            145,789              1,246,008
                                          ------------           ------------

     Net loss                             $   (145,789)          $ (1,246,008)
                                          ============           ============

Basic and diluted net loss
  per common share                        $      (0.01)
                                          ============

Weighted average common
  shares outstanding                        22,065,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
   Three Months Ended September 30, 2006 and the Period from February 21, 2006
                     (Inception) Through September 30, 2006
                                   (unaudited)

                                                                                 February 21,
                                                         Three Months          2006 (Inception)
                                                            Ended                  Through
                                                         September 30,           September 30,
                                                             2006                    2006
                                                         -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (145,789)            $(1,246,008)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                         --                 425,518
 Amortization of debt discount                                39,794                  70,339

Changes in:
 Prepaid and other current assets                             20,253                 (46,208)
 Accounts payable and accrued liabilities                    (40,975)                 77,191
                                                         -----------             -----------

NET CASH USED IN OPERATING ACTIVITIES                       (126,717)               (719,168)
                                                         -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                               --                 251,967
 Proceeds from convertible notes                              15,000               1,250,000
                                                         -----------             -----------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                   15,000               1,501,967
                                                         -----------             -----------

NET CHANGE IN CASH                                          (111,717)                782,799
 Cash and cash equivalents balance,
 beginning of period                                         894,516                      --
                                                         -----------             -----------

 Cash and cash equivalents balance, end of period        $   782,799             $   782,799
                                                         ===========             ===========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                                  $        --             $        --
 Cash paid for income taxes                              $        --             $        --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                          Notes To Financial Statements
                                   (unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. ABC Funding, Inc. ("ABC"), formerly Energy Venture, Inc. ("EVI"), was incorporated in Delaware on February 21, 2006. Since inception, ABC has primarily been involved in conducting business planning and capital-raising activities. ABC intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures.

Basis of Presentation. The accompanying unaudited interim financial statements of ABC have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with ABC's audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in ABC's 2006 annual financial statements have been omitted.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

NOTE 2 PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTION

Between February 21, 2006 and April 30, 2006, ABC circulated a Private Placement Memorandum ("PPM") offering convertible notes on the following terms: each note matures August 31, 2007, a 10% interest rate payable in either cash or shares and a conversion rate of $ 0.50 per share, and each investor would be issued upon subscription, as an inducement to participate in the offering, a number of shares of Common Stock equal to 40% of his or her investment. The original PPM offered up to $1,500,000 in notes. Actual subscriptions received and accepted were for $1,500,000 as of September 30, 2006. If all $1,500,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 1,457,238, shares will be issued.

Such additional shares of common stock issued to the investors upon their subscription for convertible notes amounted to 600,000 shares. The relative fair value of these shares is $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to September 30, 2006, a total of $70,339 was amortized and recorded as interest expense.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Plan of Operations. Energy Venture has not had any revenues from operations since we commenced business in February 2006. See Item 1 "Financial Statements." Accordingly, the information provided in this Item 2 is a plan of operation pursuant to Regulation S-B Item 303(a) promulgated by the SEC.

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

      Energy Venture was incorporated in the State of Delaware on February 21, 2006. Since inception Energy Venture has primarily been involved in conducting business planning and capital-raising activities. Energy Venture intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures. To date no acquisitions have been made nor has Energy Venture entered into any joint ventures.

      Capital Resources. During 2006, we raised funds by issuances of our debt and equity securities to pay current expenses and funds for our proposed operations. See Item 1 "Financial Statements" - Note 2 of Notes to Financial Statements.

      From March through May 2006, Energy Venture conducted a private placement offering, pursuant to a Private Placement Memorandum, of convertible promissory notes and common stock (the "Private Placement"). As a result of the merger we were provided with needed working capital in the form of a capital infusion of approximately $900,000 from the Private Placement.

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

Forward Looking Statements

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our new Chief Executive Officer possesses significant control over our operations based, in part, upon ownership of a Majority of our outstanding shares, and because of this he could choose a plan of action which could devalue our outstanding securities.

      Our Chief Executive Officer and Chairman, Alan Gaines controls 56% of our outstanding shares of capital stock as of the date hereof. Accordingly, our chief executive officer could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Gaines virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may eventually make the value of our shares worthless.

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

      In addition, our officers and directors are be subject to the certain duties imposed on them under the Nevada law, including a general requirement that opportunities which come to their attention may be considered opportunities that should be made available to our Company as well as the companies that they may be affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer and director. If our Company or any of the other companies with which any of our officers or directors is affiliated both desire to take advantage of an opportunity, then those officers and directors would abstain from negotiating and voting upon the business opportunity. Even in the event these procedures are followed, we cannot assure you that conflicts of interests among us, our officers and directors, and such other companies will not develop.

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

Item 3. Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2006                 ABC Funding, Inc.


                                        By: /s/ Alan Gaines
                                            ------------------------------------
                                            Alan Gaines, Chief Executive Officer