Form 10QSB
period 2006-12-31
ABC Funding, Inc
filed 2007-02-01
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,065,000 shares of Common Stock, as of January 31, 2007.

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                ABC FUNDING, INC.

                                                                        Page No.
PART I - Financial Information

Item 1.  Financial Statements

         Unaudited Balance Sheets as of December 31, 2006
         and June 30, 2006                                                  1

         Unaudited Statements of Expenses for the Three and                 2
         Six Month Periods Ended December 31, 2006 and for the
         Period from February 21, 2006 (Inception) Through
         December 31, 2006

         Unaudited Statements of Cash Flows for the Six Months              3
         Ended December 31, 2006 and for the Period from
         February 21, 2006 (Inception) Through December 31, 2006

         Notes to Unaudited Financial Statements                            4

Item 2.  Management's Discussion and Analysis or Plan of Operation          5

Item 3.  Controls and Procedures                                           13

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 6. Exhibits                                                           14

Signature Page                                                             15

PART I

Item 1. Financial Statements

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                   December 31,       June 30,
                                                      2006              2006
                                                   -----------      -----------
ASSETS
  Cash and cash equivalents                        $   704,162      $   894,516
  Prepaid and other current assets                      27,458           66,461
                                                   -----------      -----------
    Total current assets                               731,620          960,977
                                                   -----------      -----------

    Total assets                                   $   731,620      $   960,977
                                                   ===========      ===========

LIABILITIES & STOCKHOLDERS'
  DEFICIT

  Accounts payable                                 $        --      $    58,657
  Accrued liabilities                                  114,612           59,509
  Convertible debt, net of discount                  1,363,844               --
                                                   -----------      -----------
    Total current liabilities                        1,478,456          118,166

  Convertible debt, net of discount                         --        1,265,545
                                                   -----------      -----------

    Total liabilities                                1,478,456        1,383,711

  Commitments and contingencies                             --               --

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value,
    1,000,000 shares authorized,
    none outstanding                                        --               --

  Common stock, $.001 par value,
    30,000,000 shares authorized,
    22,065,000 issued and outstanding                   22,065           22,065

  Additional paid-in-capital                           950,143          655,420

  Deficit accumulated in the development
    stage                                           (1,719,044)      (1,100,219)
                                                   -----------      -----------

    Total stockholders' deficit                       (746,836)        (422,734)
                                                   -----------      -----------

    Total liabilities & stockholders'
      deficit                                      $   731,620      $   960,977
                                                   ===========      ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
Three and Six Month Periods Ended December 31, 2006 and the Period from February
                 21, 2006 (Inception) Through December 31, 2006
                                   (unaudited)

                                                                                                                     February 21,
                                                                                                                        2006
                                                                                                                     (Inception)
                                                                 Three Months               Six Months                  Ended
                                                                    Ended                      Ended                   Through
                                                                  December 31,              December 31,             December 31,
                                                                     2006                      2006                      2006
                                                                 ----------------------------------------------------------------
Selling, general and
  administrative expenses                                        $    399,975              $    477,064              $  1,512,775
                                                                 ------------              ------------              ------------
     Operating loss                                                   399,975                   477,064                 1,512,775

Other (income) expense
Interest income                                                        (8,252)                  (17,002)                  (22,188)
Interest expense                                                       81,313                   158,762                   228,457
                                                                 ------------              ------------              ------------
     Total other (income) expense                                      73,061                   141,760                   206,269

     Total expenses                                                   473,036                   618,824                 1,719,044
                                                                 ------------              ------------              ------------
     Net loss                                                    $   (473,036)             $   (618,824)             $ (1,719,044)
                                                                 ============              ============              ============

Basic and diluted net loss
  per common share                                               $      (0.02)             $      (0.03)
                                                                 ============              ============

Weighted average common
  shares outstanding                                               22,065,000                22,065,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
    Six Months Ended December 31, 2006 and the Period from February 21, 2006
                      (Inception) Through December 31, 2006
                                   (unaudited)

                                                                                     February 21,
                                                                                        2006
                                                              Six Months             (Inception)
                                                                Ended                  Through
                                                              December 31,           December 31,
                                                                 2006                   2006
                                                             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (618,824)            $(1,719,044)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                        294,723                 720,241
 Amortization of debt discount                                    83,298                 113,844

Changes in:
 Prepaid and other current assets                                 39,003                 (27,458)
 Accounts payable and accrued liabilities                         (3,554)                114,612
                                                             -----------             -----------
NET CASH USED IN OPERATING ACTIVITIES                           (205,354)               (797,805)
                                                             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                   --                 251,967
 Proceeds from convertible notes                                  15,000               1,250,000
                                                             -----------             -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                       15,000               1,501,967
                                                             -----------             -----------
NET CHANGE IN CASH                                              (190,354)                704,162
 Cash and cash equivalents balance,
 beginning of period                                             894,516                      --
                                                             -----------             -----------
 Cash and cash equivalents balance, end of period            $   704,162             $   704,162
                                                             ===========             ===========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                                      $        --             $        --
 Cash paid for income taxes                                  $        --             $        --

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

Such additional shares of common stock issued to the investors upon their subscription for convertible notes amounted to 600,000 shares. The relative fair value of these shares is $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to December 31, 2006, a total of $113,844 was amortized and recorded as interest expense.

NOTE 3 STOCK OPTION GRANT

On December 28, 2006, ABC granted two non-employees options to purchase up to an aggregate of 1,500,000 shares of ABC common stock at an exercise price of $.0.25 per share for services rendered. The options terminate on December 27, 2011.

The fair value of the options was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on December 28, 2006, $0.25; expected volatility of 105%; risk free interest rate of 4.69%; and a term of five years. The fair value of the options was $294,723 at December 28, 2006 and was recorded as share based compensation.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Plan of Operations. ABC Funding, Inc. ("we" or the "Company") has not had any revenues from operations since we commenced business in February 2006. See
Item 1 "Financial Statements." Accordingly, the information provided in this
Item 2 is a plan of operation pursuant to Regulation S-B Item 303(a) promulgated by the SEC.

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

      Since the merger with Energy Venture, the Company has primarily been involved in conducting business planning and capital-raising activities. The Company intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures. To date no acquisitions have been made nor has the Company entered into any joint ventures.

      Capital Resources. During 2006, we raised funds by issuances of our debt and equity securities to pay current expenses and funds for our proposed operations. See Item 1 "Financial Statements" - Note 2 of Notes to Financial Statements.

      From March through May 2006, the Company conducted a private placement offering, pursuant to a Private Placement Memorandum, of convertible promissory notes and common stock (the "Private Placement"). As a result of the merger we were provided with needed working capital in the form of a capital infusion of approximately $900,000 from the Private Placement.

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

      In January 2006, we registered our common stock under the Securities Exchange Act of 1934, as amended, and thereby became subject to the reporting requirements promulgated by the Securities and Exchange Commission. As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

      Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

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

      Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.001 per share.

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

PART II OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Uses of Proceeds

      On December 28, 2006, the Company granted options to two (2) non-employees (the "Optionees") exercisable for a period of five (5) years to purchase in the aggregate up to 1,500,000 shares of its common stock at an exercise price of $0.25 per share, pursuant to a stock option agreement between the Company and each of the Optionees.

Item 6 Exhibits

       Exhibit No.     Description
       -----------     -----------

          31.1         Section 302 Certification of Chief Executive Officer

          31.2         Section 302 Certification of Chief Financial Officer

          32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 1, 2007                     ABC Funding, Inc.


                                            By: /s/ Alan Gaines
                                                --------------------------------
                                            Alan Gaines, Chief Executive Officer