Form 10QSB
period 2007-03-31
ABC Funding, Inc
filed 2007-05-11
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

       |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                       Commission file number: 333-121070

                                ABC FUNDING, INC.

        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        56-2458730
          ------                                        ----------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,065,000 shares of Common Stock, as of May 3, 2007.

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                ABC FUNDING, INC.

                                                                        Page No.
PART I - Financial Information

Item 1.  Financial Statements

         Unaudited Balance Sheets as of March 31, 2007 and June 30, 2006     3

         Unaudited Statements of Expenses for the Three and Nine Month       4
         Periods Ended March 31, 2007 and for the Periods from
         February 21, 2006 (Inception) Through March 31, 2006
         and March 31, 2007

         Unaudited Statements of Cash Flows for the Nine Months Ended        5
         March 31,2007 and for the Periods from February 21, 2006
         (Inception)
         Through March 31, 2006 and March 31, 2007

         Notes to Unaudited Financial Statements                             6

Item 2.  Management's Discussion and Analysis or Plan of Operation           8

Item 3.  Controls and Procedures                                            16

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 6. Exhibits                                                            17

Signature Page                                                              18

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                           March 31,               June 30,
                                                              2007                   2006
                                                           ---------               --------
ASSETS
Cash and cash equivalents                                $   660,971             $   894,516
Prepaid and other current assets                               8,708                  66,461
                                                         -----------             -----------
Total current assets                                         669,679                 960,977
                                                         -----------             -----------
Total assets                                             $   669,679             $   960,977
                                                         ===========             ===========
LIABILITIES & STOCKHOLDERS' DEFICIT
Accounts payable                                         $     5,032             $    58,657
Accrued liabilities                                          151,599                  59,509
Convertible debt, net of discount of $88,684               1,411,316                      --
                                                         -----------             -----------
Total current liabilities                                  1,567,947                 118,166

Convertible debt, net of discount of $219,455                     --               1,265,545
                                                         -----------             -----------
Total liabilities                                          1,567,947               1,383,711
                                                         -----------             -----------
STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value,
1,000,000 shares authorized, none outstanding                     --                      --

Common stock, $.001 par value,
30,000,000 shares authorized,
22,065,000 issued and outstanding                             22,065                  22,065

Additional paid-in-capital                                   950,142                 655,420

Deficit accumulated in the development stage              (1,870,475)             (1,100,219)
                                                         -----------             -----------
Total stockholders' deficit                                 (898,268)               (422,734)
                                                         -----------             -----------
Total liabilities & stockholders' deficit                $   669,679             $   960,977
                                                         ===========             ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
              Three and Nine Month Periods Ended March 31, 2007 and
             the Periods from February 21, 2006 (Inception) Through
                        March 31, 2006 and March 31, 2007
                                   (unaudited)

                                                                 February 21,                                       February 21,
                                                                     2006                                              2006
                                          Three Months            (Inception)              Nine Months              (Inception)
                                              Ended                 Through                  Ended                    Through
                                            March 31,              March 31,                March 31,                March 31,
                                              2007                   2006                      2007                    2007
                                        ---------------------------------------------------------------------------------------

Selling, general and
administrative expense                  $     74,032             $    425,518             $    551,096             $  1,586,807
                                        ------------             ------------             ------------             ------------

Operating loss                                74,032                  425,518                  551,096                1,586,807
                                        ------------             ------------             ------------             ------------

Other (income) expense:
Interest income                               (7,059)                      --                  (24,060)                 (29,247)
Interest expense                              84,459                       --                  243,220                  312,915
                                        ------------             ------------             ------------             ------------

Total other (income) expense                  77,400                       --                  219,160                  283,668
                                        ------------             ------------             ------------             ------------

Total expenses                               151,432                  425,518                  770,256                1,870,475
                                        ------------             ------------             ------------             ------------

Net loss                                $   (151,432)            $   (425,518)            $   (770,256)            $ (1,870,475)
                                        ============             ============             ============             ============
Basic and diluted net loss
per common share                        $      (0.01)            $      (0.02)            $      (0.03)

Weighted average common
shares outstanding                        22,065,000               19,665,000               22,065,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Nine Month Period Ended March 31, 2007
    and the Periods from February 21, 2006 (Inception) Through March 31, 2006 and March 31, 2007
                                   (unaudited)

                                                                                     February 21,            February 21,
                                                                                         2006                    2006
                                                               Nine Months            (Inception)             (Inception)
                                                                  Ended                 Through                 Through
                                                                March 31,              March 31,               March 31,
                                                                  2007                   2006                    2007
                                                             -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (770,256)            $  (425,518)            $(1,870,475)
Adjustments to reconcile net loss to cash
used in operating activities:
Share based compensation                                         294,723                 425,518                 720,240
Amortization of debt discount                                    130,770                      --                 161,316

Changes in:
Prepaid and other current assets                                  57,753                (181,824)                 (8,708)
Accounts payables and accrued liabilities                         38,465                      --                 156,631
                                                             -----------             -----------             -----------
NET CASH USED IN OPERATING ACTIVITIES                           (248,545)               (181,824)               (840,996)
                                                             -----------             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                    --                 251,967                 251,967
Proceeds from convertible notes                                   15,000               1,235,000               1,250,000
                                                             -----------             -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         15,000               1,486,967               1,501,967
                                                             -----------             -----------             -----------

NET CHANGE IN CASH                                              (233,545)              1,305,143                 660,971
Cash and equivalents balance, beginning of period                894,516                      --                      --
                                                             -----------             -----------             -----------
Cash and equivalents balance, end of period                  $   660,971             $ 1,305,143             $   660,971
                                                             ===========             ===========             ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                       $        --             $        --             $        --
Cash paid for income taxes                                   $        --             $        --             $        --

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

                                ABC Funding, Inc.
                         (Formerly Energy Venture, Inc.)
                          (A Development Stage Company)
                          Notes To Financial Statements
                                   (unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. ABC Funding, Inc. ("ABC" or "Company") was incorporated in Nevada on May 13, 2004. ABC merged with Energy Venture, Inc. in May of 2006. The merger transaction was accounted for as a reverse merger with Energy Venture being deemed the acquiring entity for financial accounting purposes. Thus, the historical financial statements of the Company prior to the effective date of the Energy Venture merger have been restated to be those of Energy Venture. ABC, formerly Energy Venture, Inc. ("EVI'), since inception, has primarily been involved in conducting business planning and capital-raising activities. ABC intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures.

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

NOTE 2 PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTION

Between February 21, 2006 and April 30, 2006, ABC circulated a Private Placement Memorandum ("PPM") offering convertible notes on the following terms: each note matures August 31, 2007, a 10% interest rate payable in either cash or shares and a conversion rate of $0.50 per share, and each investor would be issued upon subscription, as an inducement to participate in the offering, a number of shares of Common Stock equal to 40% of his or her investment. The original PPM offered up to $1,500,000 in notes. Actual subscriptions received and accepted were for $1,500,000, $15,000 of which was received in the nine month period ended March 31, 2007. If all $1,500,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 4,009,139 shares will be issued.

Such additional shares of common stock issued to the investors upon their subscription for convertible notes amounted to 600,000 shares. The relative fair value of these shares is $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to March 31, 2007, a total of $161,316 was amortized and recorded as interest expense.

NOTE 3 STOCK OPTION GRANT

On December 28, 2006, ABC granted two non-employees options to purchase up to an aggregate of 1,500,000 shares of ABC common stock at an exercise price of $0.25 per share for services rendered. The options vested immediately and terminate on December 28, 2011.

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

      From March through July 2006, the Company conducted a private placement offering, pursuant to a Private Placement Memorandum, of convertible promissory notes and common stock (the "Private Placement"). As a result of the merger we were provided with needed working capital in the form of a capital infusion of approximately $1,500,000 from the Private Placement.

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

      We have commenced business of a limited basis, and to date have been engaged principally in organization, capital-raising activities and early business development planning matters related primarily to making acquisitions or participating in strategic joint ventures in the oil and natural gas industry. To date no acquisitions have been made nor have any joint ventures been entered into by the Company; in addition, we have had no revenues and anticipate significant expenses relating to the development of our infrastructure and business. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the energy industry, given the volatile nature of the energy markets. There can be no assurance that the Company will achieve its objective and business plan, or that it will be able to succeed in achieving its objective and business plan. Given factors that are described below, there exists a possibility that an investor could suffer a substantial loss as a result of an investment in the Company.

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

Dated: May 11, 2007                         ABC Funding, Inc.


                                            By: /s/ Alan Gaines
                                                --------------------------------
                                            Alan Gaines, Chief Executive Officer