Form 10KSB
period 2007-06-30
ABC Funding, Inc
filed 2007-09-28
CIK 1296595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007

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

      As of September 25, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $2,121,033, based on the closing price of $0.38 per share for its common stock on the OTC Bulletin Board on September 25, 2007. As of September 25, 2007, 22,265,000 shares of the issuer's common stock were outstanding.

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

Development of Business.

      On April 28, 2006, Energy Venture, Inc., a privately-held Delaware corporation ("Energy Venture") consummated its acquisition of shares of the capital stock of the Company in accordance with the terms of that certain Stock Purchase Agreement, dated as of April 3, 2006, as amended by that Amendment, dated as of April 28, 2006, among Energy Venture and those certain selling stockholders of the Company named therein (as amended, the "Purchase Agreement"). Under the Purchase Agreement Energy Venture acquired a total of 8,200,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock") for an aggregate purchase price of $433,037 (the "Stock Transaction"). Included among the selling stockholders in the Stock Transaction was the then Chief Executive Officer, Chief Financial Officer and Chairman of the Company, Harold Barson.

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

      As a result of the Merger, the former stockholders of Energy Venture became the controlling stockholders of our Company. Additionally, since we had no substantial assets immediately prior to the Merger, the transaction was treated for accounting purposes as a reverse acquisition and has been accounted for as a recapitalization of Energy Venture rather than a business combination. Consequently, the historical financial statements of Energy Venture are now the historical financial statements of the Company.

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

      We have only generated nominal revenues since our inception and have no current source of revenues. Our lack of revenues increases the likelihood that the Company may be unable to continue as a going concern, particularly in the event that it is unable to obtain additional financing and/or attain profitable operations. The financial statements presented in this annual report do not include any adjustments that might result from the outcome of this uncertainty and if our Company cannot continue as a going concern, our shares could become devalued or even worthless.

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

      Management has changed the Company's business focus from the mortgage industry to the oil and natural gas industry. Accordingly, a substantial portion of our management's time will be directed toward the pursuit of identifying and acquiring business opportunities in the oil and natural gas industry. There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

Our Chairman possesses significant control over our operations based, in part, upon being our controlling stockholder, and because of this he could choose a plan of action which could devalue our outstanding securities.

      Our Chairman, Alan Gaines controls 51.2% of our outstanding shares of capital stock as of the date hereof. Accordingly, our Chairman could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Gaines virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may eventually make the value of our shares worthless.

Conflicts of interest for our Chairman may exist with regards to his obligations to the Company and his obligations to businesses in which he continues to own interests and manage.

      Our Chairman, Alan Gaines, also serves as an executive officer and director of each of Dune Energy, Inc. and Baseline Oil & Gas Corp., public companies also engaged in the oil and gas industry. Mr. Gaines is required to devote his time (and in the case of Dune Energy, Inc., substantially all of his business time as provided in his employment agreement) to the business and affairs of each of these entities, and his responsibilities to these other entities may have the effect of diverting his time and attention that he might have otherwise had available to devote solely to the business and operations of our Company. There can be no guarantee that Mr. Gaines will be able to devote adequate time to the affairs of the Company given his fiduciary and contractual obligations to Dune Energy, Inc. and Baseline Oil & Gas Corp.

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

Notwithstanding our financial position, we will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

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

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities will be subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read "- Reserve estimates depend on many assumptions that may turn out to be inaccurate" (below) for a discussion of the uncertainties involved in these processes. Our costs of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

2006-2007 Quarter Ended               High Price               Low Price
-----------------------               ----------               ---------
06/30/2007                            $.51                     $.28
03/31/2007                            $.55                     $.35
12/31/2006                            $.60                     $.21
09/30/2006                            $.65                     $.25

2005-2006 Quarter Ended               High Price               Low Price
-----------------------               ----------               ---------
6/30/2006                             $1.25                    $0.05
3/31/2006                               N/A                      N/A
12/31/2005                              N/A                      N/A
9/30/2005                               N/A                      N/A

      As of September 25, 2007, there were approximately 126 holders of record of our common stock.

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

      We have outstanding as of September 25, 2007, stock options to purchase 3,650,000 shares of Common Stock and the Notes convertible into 2,620,171 shares of common stock.

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

      Plan of Operation. The Company has not had any revenues from operations since we commenced business in February 2006. See Item 7 "Financial Statements." Accordingly, the information provided in this Item 6 is a plan of operation pursuant to Regulation S-B Item 303(a) promulgated by the SEC.

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

      Capital Resources. During 2006, we raised funds by issuances of our debt and equity securities to pay current expenses and funds for our proposed operations. See Item 1. "Description of Business" and Item 7. "Financial Statements".

      From March through July 2006, the Company conducted a private placement offering, pursuant to a Private Placement Memorandum, of the Notes (the "Private Placement"). As a result of the Merger we were provided with needed working capital in the form of a capital infusion of approximately $1,500,000 from the Private Placement.

      The Company repaid, on the Maturity Date, six (6) of the holders of the Notes in the aggregate $424,636.99, with an additional $44,623.29 of interest to be repaid as shares of common stock of the Company, which is in the aggregate 89,248 shares of the Company's common stock. The remaining holders of the Notes have entered into an agreement with the Company whereby the Notes were amended. The Maturity Date of the Notes was extended to February 28, 2008 and, from

September 1, 2007 until the Notes are paid in full, the interest rate accruing on the principal was increased from 10% per annum to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the Notes in the aggregate 218,000 shares of the Company's common stock.

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

      (e) The dismissal of the Former Auditor and appointment of the New Auditor as the Company's independent auditor was approved by the Board of Directors of the Company on September 12, 2006.

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

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal year ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the current directors and executive officers of the Company.

Name of Individual       Age             Position with the Company
------------------       ---             ------------------------------------

Alan Gaines               51             Chairman and Director
Richard Cohen             55             Chief Financial Officer
Steven Barrenechea        47             Chief Executive Officer and Director

The business experience of each director and executive officer of the Company is set forth below.

      Mr. Alan Gaines: Mr. Gaines served as Chief Executive Officer from April 2006 to September 2007, and as Chairman and a director of the Company since April 2006. He is currently the Chairman and CEO of Dune Energy, Inc., an independent E&P company engaged in the development, exploration and acquisition of oil and gas properties, with operations presently concentrated onshore the Louisiana/Texas Gulf Coast as well as the Fort Worth Basin Barnett Shale, as well as Vice-Chairman and a director of Baseline Oil & Gas Corp., a public company engaged in the development, exploration and acquisition of oil and gas proprties. Mr. Gaines has 25 years of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Prior to selling his interest in Gaines, Berland, the Firm managed or co-managed, and participated in $4 billion of equity and debt financings during a three year period. He has acted as an advisor to financier Carl Icahn during such corporate takeovers as USX Corporation (Marathon Oil) and Texaco. Mr. Gaines has provided funding and/or advisory services to Parker & Parsley (now - NYSE listed Pioneer Natural Resources), Lomak Petroleum (now NYSE - listed Range Resources), Devon Energy (now NYSE - listed), and Comstock Resources (now NYSE - listed). Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

      Steven Barrenechea: Mr. Barrenechea has served as a Director of the Company since April 2006 and as Chief Executive Officer since September 2007. Mr. Barrenechea is the Chief Operating Officer of Coast to Coast Catering Company, an upscale catering service. Since May 2001, Mr. Barrenechea has served as a Director for Dune Energy, Inc., a public company, and from April 2005 to January 2006, Mr. Barrenechea also served as a Director of Baseline Oil & Gas Corp., another public company. Mr. Barrenechea is a member of the Board of Directors of the Creative Coalition, The Milford (Connecticut) Red Cross, and The Child Guidance Center of Fairfield County. Mr. Barrenechea holds a BBA from New York University.

      Mr. Richard Cohen: Mr. Cohen has served as Chief Financial Officer of the Company since April 2006. Since May 2007 Mr. Cohen has served as a director of Universal Travel Group, a public company engaged in the travel service business in south China. From December 2005 until August 2007, Mr. Cohen served as Chief Financial officer of Baseline Oil & Gas Corp., an OTCBB company with non-operating interests in the New Albany Shale. Since 2003, Mr. Cohen has served as a director of Dune Energy, Inc., for which he served as Chief Financial Officer from November 2003 to April 2005. Since 1996, he has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. During 1999, Mr. Cohen served as the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992 to 1995, Mr. Cohen was the President of General Media, then a $150 million international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant (New York State). He received a BS from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

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

      Our Chief Financial Officer, Richard Cohen, received compensation of $72,000 and $18,000, in the fiscal years ended June 30, 2007 and 2006, respectively.

      No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

      The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 2007, 2006 and 2005 paid to the Company's Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers, if any, other than the CEO whose total compensation during fiscal year 2007 exceeded $100,000 and who were serving as executive officers at the end of the 2007 fiscal year (collectively, the "Named Executive Officers").

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
       Name           Year       Salary    Bonus    Stock      Option      Non-Equity         Change in        All Other     Total
       and                        ($)      ($)      Awards     Awards    Incentive Plan     Pension Value    Compensation     ($)
    Principal                                        ($)        ($)       Compensation           and             ($)
     Position                                                                 ($)           Nonqualified
                                                                                              Deferred
                                                                                            Compensation
                                                                                              Earnings
                                                                                                 ($)
       (a)             (b)        (c)      (d)       (e)        (f)           (g)                (h)             (i)          (j)
------------------------------------------------------------------------------------------------------------------------------------
 Harold Barson (1)    2007      N/A        N/A       N/A        N/A           N/A                N/A             N/A        N/A
                      2006      $11,775                                                                                     $11,775
                      2005      $32,846                                                                                     $32,846
------------------------------------------------------------------------------------------------------------------------------------
Steven Barrenechea,   2007      $0         N/A       N/A        N/A           N/A                N/A             N/A        $0
 Chief Executive      2006      $0                                                                                          $0
 Officer (2)          2005      N/A                                                                                         $N/A
------------------------------------------------------------------------------------------------------------------------------------
Alan Gaines           2007      $0         N/A       N/A        N/A           N/A                N/A             N/A        $0
 Chairman (3)         2006      $0                                                                                          $0
                      2005      N/A                                                                                         N/A
------------------------------------------------------------------------------------------------------------------------------------
Richard Cohen,        2007      $72,000    N/A       N/A        $294,623      N/A                N/A             N/A        $366,623
 Chief Financial      2006      $18,000                         N/A                                                         $18,000
 Officer              2005      None                            N/A                                                         None
------------------------------------------------------------------------------------------------------------------------------------

      (1) Mr. Barson, our former Chairman, Chief Executive Officer and President, resigned from all offices he held in, and as a Director of, the Company pursuant to the Stock Transaction.
      (2)   Mr. Barrenechea was elected Chief Executive Officer in September
            2007.
      (3)   Mr. Gaines resigned as Chief Executive Officer in September 2007.

      The following table indicates the total number and value of exercisable stock options held by the Named Executive Officers during the 2007 fiscal year.

               Outstanding Equity Awards at Fiscal Year-End Table

------------------------------------------------------------------------------------------------------------------------------------
                                            Option Awards                                           Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
 Name           Number of        Number of         Equity      Option      Option      Number     Market     Equity        Equity
                Securities      Securities        incentive   Exercise    Expiration     of        Value    Incentive     Incentive
                Underlying      Underlying          Plan        Price       Date       Shares       of         Plan          Plan
               Unexercised      Unexercised        Awards:       ($)                  or Units    Shares     Awards:       Awards:
                 Options          Options         Number of                              of         or        Number        Market
                   (#)              (#)          Securities                             Stock      Units        of         or Payout
               Exercisable     Unexercisable     Underlying                             That        of       Unearned      Value of
                                                 Unexercised                            Have       Stock      Shares,      Unearned
                                                  Unearned                               Not       That      Units or       Shares,
                                                   Options                             Vested      Have       Other        Units or
                                                     (#)                                 (#)        Not       Rights         Other
                                                                                                  Vested       That         Rights
                                                                                                    ($)      Have Not        That
                                                                                                              Vested       Have Not
                                                                                                                (#)         Vested
                                                                                                                              ($)
    (a)            (b)              (c)              (d)         (e)         (f)         (g)        (h)         (i)           (j)
------------------------------------------------------------------------------------------------------------------------------------
Steven             None             None             None       None     None            None      None        None          None
Barrenechea
CEO
------------------------------------------------------------------------------------------------------------------------------------
Richard Cohen
CFO                150,000          None             None       $0.30    May 22, 2012    None      None        None          None
------------------------------------------------------------------------------------------------------------------------------------
Alan Gaines,       None             None             None       None     None            None      None        None          None
former CEO
------------------------------------------------------------------------------------------------------------------------------------

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

      As of June 30, 2007, no options have been issued under the Plan.

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

Plan category                       (a)                      (b)                        (c)
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                  --                     --                    1,500,000
-------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                           3,650,000                  $0.32                           --
-------------------------------------------------------------------------------------------------------
Total                             3,650,000                  $0.32                    1,500,000
-------------------------------------------------------------------------------------------------------

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

      On December 28, 2006, the Company granted two (2) non-employees options to purchase up to an aggregate of 1,500,000 shares of common stock of the Company at an exercise price of $0.25 per share for services rendered. The options vested immediately and terminate on December 28, 2011.

      On May 22, 2007, the Company granted three (3) non-employees (including its Chief Financial Officer) options to purchase up to an aggregate of 1,050,000 shares of common stock of the Company at an exercise price of $0.30 per share for services rendered. The options vested immediately and terminate on May 22, 2012.

Director Compensation

      Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      We have 22,265,000 shares of common stock outstanding as of September 25, 2007. The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 25, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name of                                                    Percent
Beneficial Owner                        Number of Shares   of Outstanding Shares
----------------                        ----------------   ---------------------
Alan Gaines (Chairman & Director)       11,390,000         51.2%
Steven Barrenechea (CEO & Director)     250,000            1.1%
Richard Cohen (CFO)                     458,001   (1)      2.0%
All Officers & Directors as a Group
(3 persons)                             12,098,001         53.9%

----------
      (1) Includes 6,667 shares of Common Stock issuable upon conversion of Convertible Promissory Note and 150,000 shares of Common Stock upon exercise of stock options.

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
     F.   Notes to Financial Statements                                    F-6-8

            (II)  Exhibits

Exhibit Nos.      Description of Exhibit
------------      ----------------------
2.1               Agreement and Plan of Merger, dated as of May 26, 2006, among the Company, Energy Venture and EVI Acquisition (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report, filed June 2, 2006).
3.1               Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
                  Statement on Form SB-2, filed December 8, 2004).
3.2               By-Laws of the Company (incorporated herein by reference to
                  Exhibit 3.2 of Company's Registration Statement on Form SB-2, filed December 8, 2004).
4.1               Form of 10% Convertible Promissory Note, issued by Energy
                  Venture (and assumed by the Company ) in March 2005
                  (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K report, filed June 2, 2006).
10.1              2004 Non-Statutory Stock Option Plan of the Company
                  (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, filed December
                  8, 2004).
10.2              Stock Purchase Agreement dated as of April 3, 2006 among
                  Energy Venture, as buyer, and the named selling stockholders of the Company (incorporated herein by reference to Exhibit
                  10.1 of the Company's Form 8-K report, filed April 28, 2006).
10.3              Amendment to Stock Purchase Agreement dated April 28, 2006 among Energy Venture and each of the named selling stockholders of the Company (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K report, filed April
                  28, 2006).
10.4              Form of Stock Option Agreement issued by Energy Venture (and assumed by the Company) to the Optionees (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB, filed September 28, 2006).
10.5*             Form of Agreement between the Company and the holders of the
                  Company's 10% Convertible Promissory Note.
31.1*             Certification of Chief Executive Officer required by Rule
                  13a-14(a) under the Exchange Act.
31.2*             Certification of Chief Financial Officer required by Rule
                  13a-14(a) under the Exchange Act.
32.1*             Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

      For fiscal year 2007 and fiscal year 2006, the aggregate fees billed by Mantyla McReynolds LLC our principal independent accounting firm, for professional services were as follows:

                                                    Fiscal Year Ended
                                          June 30, 2007         June 30, 2006
Audit Fees                                     N/A                 $6,907
Audit-Related Fees                             N/A                 $    0
Tax Fees                                       N/A                   N/A
All Other Fees                                 N/A                   N/A

      For fiscal year 2007 and fiscal year 2006, the aggregate fees billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

                                                    Fiscal Year Ended
                                          June 30, 2007         June 30, 2006
Audit Fees                                   $15,308               $20,360
Audit-Related Fees                             N/A                   N/A
Tax Fees                                     $ 4,700                 N/A
All Other Fees                                 N/A                   N/A

      As of June 30, 2007, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ABC FUNDING, INC.


Date: September 27, 2007                             By: /s/ Steven Barrenechea
                                                         -----------------------
                                                         Steven Barrenechea
                                                         Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                  Date
---------                                                  ----


/s/  Steven Barrenechea                                    September 27, 2007
--------------------------------------------
Steven Barrenechea
Chief Executive Officer


/s/  Richard Cohen                                         September 27, 2007
--------------------------------------------
Richard Cohen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/  Alan Gaines                                           September 27, 2007
--------------------------------------------
Alan Gaines
Director


/s/  Steven Barrenechea                                    September 27, 2007
--------------------------------------------
Steven Barrenechea
Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ABC Funding, Inc.
(a Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of ABC Funding, Inc. ("the Company") (a Development Stage Company) as of June 30, 2007 and the related statements of expenses, cash flows and changes in stockholders' deficit for the year ended June 30, 2007 and for the period from February 21, 2006 (inception) through June 30, 2007 and 2006, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 24, 2007

                                ABC Funding, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2007

ASSETS
Cash and cash equivalents                                    $   550,394
Prepaid and other current assets                                  30,428
                                                             -----------
Total current assets                                             580,822
                                                             -----------

Total assets                                                 $   580,822
                                                             ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
Accounts payable                                             $     7,180
Accrued liabilities                                              188,996
Convertible debt, net of unamortized discount of
$36,973                                                        1,463,027
                                                             -----------
Total current liabilities                                      1,659,203

Commitments and contingencies                                         --

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value,
1,000,000 shares authorized
none outstanding                                                      --

Common stock, $.001 par value
30,000,000 shares authorized
22,065,000 issued and outstanding                                 22,065

Additional paid-in-capital                                     1,244,765

Deficit accumulated in the development stage                  (2,345,211)
                                                             -----------

Total stockholders' deficit                                   (1,078,381)
                                                             -----------

Total liabilities & stockholders' deficit                    $   580,822
                                                             ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                             Statements of Expenses
   Year Ended June 30, 2007 and the Periods From February 21, 2006 (Inception)
                         Through June 30, 2006 and 2007

                                                 February 21,       February 21,
                                                     2006               2006
                                                 (Inception)         (Inception)
                                  Year Ended       Through             Through
                                   June 30,        June 30,           June 30,
                                     2007            2006               2007
                                ------------------------------------------------
Selling, general and
administrative expense          $    943,826     $  1,035,711      $  1,979,537
                                ------------     ------------      ------------

Operating loss                       943,826        1,035,711         1,979,537

Other (income) expense:
Interest income                      (31,163)          (5,186)          (36,349)
Interest expense                     332,329           69,695           402,023
                                ------------     ------------      ------------

Total other (income) expense         301,166           64,509           365,674


Total expenses                     1,244,992        1,100,219         2,345,211
                                ------------     ------------      ------------

Net loss                        $ (1,244,992)    $ (1,100,219)     $ (2,345,211)
                                ============     ============      ============

Basic and diluted net loss
per common share                $      (0.06)    $      (0.05)              N/A

Weighted average common
shares outstanding - basic
and diluted                       22,065,000       20,576,628               N/A

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
   Year Ended June 30, 2007 and the Periods From February21, 2006 (Inception)
                         Through June 30, 2006 and 2007

                                                                    February 21,       February 21,
                                                                        2006               2006
                                                                    (Inception)        (Inception)
                                                   Year Ended         Through            Through
                                                    June 30,          June 30,           June 30,
                                                      2007              2006               2007
                                                  -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(1,244,992)      $(1,100,219)       $(2,345,211)
Adjustments to reconcile net loss to cash
used in operating activities:
Share based compensation                              589,345           425,518          1,014,863
Amortization of debt discount                         182,482            30,545            213,027

Changes in:
Prepaid and other current assets                       36,033           (66,461)           (30,428)

Accounts payables and accrued liabilities              78,010           118,166            196,176
                                                  -----------       -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                (359,122)         (592,451)          (951,573)
                                                  -----------       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                         --           251,967            251,967

Proceeds from convertible notes                        15,000         1,235,000          1,250,000
                                                  -----------       -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              15,000         1,486,967          1,501,967
                                                  -----------       -----------        -----------

NET CHANGE IN CASH                                   (344,122)          894,516            550,394
Cash and cash equivalents balance,
beginning of period                                   894,516                --                 --
                                                  -----------       -----------        -----------
Cash and cash equivalents balance, end of
period                                            $   550,394       $   894,516        $   550,394
                                                  ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                            $        --       $        --        $        --

Cash paid for income taxes                                 --                --                 --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit
   Year Ended June 30, 2007 and the Periods From February21, 2006 (Inception)
                         Through June 30, 2006 and 2007

                                                                                                Deficit
                                                                                              Accumulated
                                                                                                During
                                     Common                                 Paid In           Development
                                     Shares               Stock             Capital              Stage               Totals
                                   -----------         -----------        -----------         -----------         -----------
Balances at February 21, 2006               --         $        --        $        --         $        --         $        --

Proceeds from issuance
  of common stock                   19,665,000              19,665            (17,698)                 --               1,967

Proceeds from issuance
  of stock to noteholders              600,000                 600            249,400                  --             250,000

Shares issued in reverse merger      1,800,000               1,800             (1,800)                 --                  --

Stock based compensation                    --                  --            425,518                  --             425,518

Net loss                                    --                  --                 --          (1,100,219)         (1,100,219)
                                   -----------         -----------        -----------         -----------         -----------

Balances at June 30, 2006           22,065,000              22,065            655,420          (1,100,219)           (422,734)

Stock based compensation                    --                  --            589,345                  --             589,345

Net loss                                    --                  --                 --          (1,244,992)         (1,244,992)
                                   -----------         -----------        -----------         -----------         -----------

Balances at June 30, 2007          $22,065,000         $    22,065        $ 1,244,765         $(2,345,211)        $(1,078,381)
                                   ===========         ===========        ===========         ===========         ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. ABC Funding, Inc. ("ABC" or "Company") was incorporated in Nevada on May 13, 2004. On May 26, 2006, ABC acquired Energy Venture, Inc. ("EVI') for 20,265 000 shares of ABC common stock. EVI was merged with and into a wholly-owned ABC subsidiary with ABC continuing as the surviving entity.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. There were no revenues through June 30, 2007.

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

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended June 30, 2007, there were no potential dilutive securities.

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

Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income taxes" ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, "Accounting for Income Taxes," provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its financial statements.

NOTE 2 GOING CONCERN

ABC has been in the development stage since its formation in February 2006 and has not yet realized any revenues from its planned operations. The ability of ABC to emerge from the development stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity or debt financing, to acquire or participate in oil and natural gas operations and to generate significant revenue and operating cash flow. As of June 30, 2007, ABC has a working capital deficit of $1,078,381 and since inception, has incurred losses of $2,345,211. As discussed below in Note 5, the Company has extended the maturity date of $1,090,000 of the Notes through February 28, 2008; however, without significant new sources of liquidity, the factors discussed above raise substantial doubt regarding ABC's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if ABC is unable to continue as a going concern.

NOTE 3 INCOME TAXES

ABC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal years 2007,and 2006, ABC incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,330,000 at June 30, 2007.

At June 30, 2007, deferred tax assets consisted of the following:

Deferred tax assets
  Net operating losses                                 $ 465,622
  Less: valuation allowance                             (465,622)
Net deferred tax assets                                $      --
                                                       =========

The net operating loss will expire beginning in 2026. The valuation allowance increased by $229,476 during the year ended June 30, 2007.

NOTE 4 ISSUANCE OF COMMON STOCK

At inception, EVI issued 19,665,000 shares of stock for $.0001 per share, or $1,967.

NOTE 5 PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTION

Between February 21, 2006 and April 30, 2006, ABC circulated a Private Placement Memorandum ("PPM") offering convertible notes on the following terms: each note matures August 31, 2007, a 10% interest rate payable in either cash or shares and a conversion rate of $0.50 per share exercisable at the option of the investor, and each investor would be issued upon subscription, as an inducement to participate in the offering, a number of shares of Common Stock equal to 40% of his or her investment. The original PPM offered up to $1,500,000 in notes. Actual subscriptions received and accepted were for $1,500,000, $15,000 of which was received in the nine month period ended March 31, 2007. If all $1,500,000 of notes are converted at maturity, then, including interest and the additional shares issued upon subscription, 4,009,139 shares will be issued.

Such additional shares of common stock issued to the investors upon their subscription for convertible notes amounted to 600,000 shares. The relative fair value of these shares is $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to June 30, 2007, a total of $213,027 was amortized and recorded as interest expense.

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

NOTE 6 STOCK OPTION GRANTS

On May 22, 2007, ABC granted three non-employees options to purchase up to an aggregate of 1,050,000 shares of ABC common stock at an exercise price of $0.30 per share for services rendered. The options vested immediately and terminate on May 22, 2012.

The fair value of the options was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on May 22, 2007, $0.30; expected volatility of 160%; risk free interest rate of 4.76%; and a term of five years. The fair value of the options was $294,623 at May 22, 2007 and was recorded as share based compensation.

On December 28, 2006, ABC granted two non-employees options to purchase up to an aggregate of 1,500,000 shares of ABC common stock at an exercise price of $0.25 per share for services rendered. The options vested immediately and terminate on December 28, 2011.

The fair value of the options was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on December 28, 2006, $0.25; expected volatility of 105%; risk free interest rate of 4.69%; and a term of five years. The fair value of the options was $294,722 at December 28, 2006 and was recorded as share based compensation.

NOTE 7 SUBSEQUENT EVENTS

The Company repaid in cash, on the Maturity Date, six (6) of the holders of the Notes an aggregate amount of $424,637. An additional $44,623 of accrued interest was repaid through the issuance of 89,248 shares of common stock of the Company. The remaining holders of the Notes have entered into an agreement with the Company whereby the Maturity Date of the Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the Notes 218,000 shares of the Company's common stock with a value of $82,840 as consideration for extending the Note's maturity date.

On August 21, 2007, the Company issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 17, 2007, the Company issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 19, 2007, the Board of Directors of the Company approved the issuance of 150,000 shares of common stock with a value of $ 55,500 to a member of the Board of Directors as compensation for assuming the role of Chief Executive Officer of the Company.