Form 10QSB
period 2007-09-30
ABC Funding, Inc
filed 2007-11-13
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

       |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                       Commission file number: 333-121070


                                ABC FUNDING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       56-2458730
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   Steven Barrenechea, Chief Executive Officer
                           c/o Eaton & Van Winkle LLP,
                                 3 Park Avenue,
                            New York, New York 10016
                    ----------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,722,248 shares of Common Stock, as of November 5, 2007.

           Transitional Small Business Disclosure Format (check one):
                                 Yes |_| No |X|

                                ABC FUNDING, INC.

                                                                        Page No.

PART I - Financial Information

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2007 and June 30, 2007            3
         (unaudited)

         Unaudited Statements of Expenses for the Three Month Periods         4
         Ended September 30, 2007 and September 30, 2006 and for the
         Period from February 21, 2006 (Inception) Through September
         30, 2007

         Unaudited Statements of Cash Flows for the Three Month               5
         Periods Ended September 30, 2007 and September 30, 2006 and for the Period from February 21, 2006 (Inception) Through
         September 30, 2007

Notes to Unaudited Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Controls and Procedures                                              17

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 6.  Exhibits                                                             19

Signature Page                                                                20

                                ABC Funding, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                       September 30,        June 30,
                                                           2007               2007
                                                       -------------     -------------
ASSETS
Cash and cash equivalents                              $      82,193     $     550,394
Prepaid and other current assets                              29,177            30,428
                                                       -------------     -------------
Total current assets                                         111,370           580,822
                                                       -------------     -------------

Total assets                                           $     111,370     $     580,822
                                                       =============     =============

LIABILITIES & STOCKHOLDERS' DEFICIT
Accounts payable                                       $      20,742     $       7,180
Accrued liabilities                                          165,966           188,996
Convertible debt, net of unamortized discount
of $0 and $36,973, respectively                            1,090,000         1,463,027
                                                       -------------     -------------
Total current liabilities                                  1,276,708         1,659,203
                                                       -------------     -------------

Commitments and contingencies                                     --                --

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 1,000,000 shares
authorized;  none outstanding                                     --                --

Common stock, $0.001 par value; 30,000,000 shares
authorized; 22,722,248 and 22,065,000 shares issued
and outstanding, respectively                                 22,722            22,065

Additional paid-in-capital                                 1,532,332         1,244,766

Deficit accumulated in the development stage              (2,720,392)       (2,345,211)
                                                       -------------     -------------

Total stockholders' deficit                               (1,165,338)       (1,078,381)
                                                       -------------     -------------

Total liabilities & stockholders' deficit              $     111,370     $     580,822
                                                       -------------     -------------

                 See accompanying notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
     Three Month Periods Ended September 30, 2007 and September 30, 2006 and the Period from February 21, 2006 (Inception) Through September 30, 2007
                                   (unaudited)

                                                                     February 21,
                                                                         2006
                                 Three Months      Three Months       (Inception)
                                     Ended             Ended            Through
                                 September 30,     September 30,     September 30,
                                     2007              2006              2007
                                 -------------     -------------     -------------
Selling, general and
administrative expenses          $     208,711     $      77,090     $   2,188,248
                                 -------------     -------------     -------------

Operating loss                         208,711            77,090         2,188,248

Other (income) expenses
Interest income                         (4,833)           (8,750)          (41,182)
Interest expense                       171,303            77,449           573,326

Total other (income) expenses          166,470            68,699           532,144

Total expenses                         375,181           145,789         2,720,392
                                 -------------     -------------     -------------

Net loss                         $    (375,181)    $    (145,789)    $  (2,720,392)
                                 =============     =============     =============

Basic and diluted net loss
per common share                 $       (0.02)    $       (0.01)

Weighted average common
shares outstanding                  22,227,374        22,065,000

                 See accompanying notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
     Three Month Periods Ended September 30, 2007 and September 30, 2006 and the Period from February 21, 2006 (Inception) Through September 30, 2007
                                   (unaudited)

                                                                                        February 21,
                                                                                            2006
                                                    Three Months      Three Months       (Inception)
                                                        Ended             Ended            Through
                                                    September 30,     September 30,     September 30,
                                                        2007              2006              2007
                                                    -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $    (375,181)    $    (145,789)    $  (2,720,392)
Adjustments to reconcile net loss to cash
used in operating activities:
Share-based compensation                                  145,500                --         1,160,363
Stock issued as consideration for note extension           98,100                --            98,100
Stock issued for interest                                   5,266                --             5,266
Amortization of debt discount                              36,973            39,794           250,000

Changes in:
Prepaid and other current assets                            1,251            20,253           (29,177)
Accounts payables and accrued liabilities                  29,890           (40,975)          226,066
                                                    -------------     -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                     (58,201)         (126,717)       (1,009,774)
                                                    -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                             --                --           251,967
Principal payments on convertible notes                  (410,000)               --          (410,000)
Proceeds from convertible notes                                --            15,000         1,250,000
                                                    -------------     -------------     -------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                               (410,000)           15,000         1,091,967
                                                    -------------     -------------     -------------

NET CHANGE IN CASH                                       (468,201)         (111,717)           82,193
Cash and cash equivalents, beginning of period            550,394           894,516                --
                                                    -------------     -------------     -------------
Cash and cash equivalents, end of period                   82,193           782,799            82,193

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                              $      14,637     $          --     $      14,637
Cash paid for income taxes                                     --                --                --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in payment of interest         $      39,358     $          --     $      39,358

                 See accompanying notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                   (unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. ABC Funding, Inc. ("ABC" or "Company") was incorporated in Nevada on May 13, 2004. ABC merged with Energy Venture, Inc. ("Energy Venture") in May of 2006. The merger transaction was accounted for as a reverse merger with Energy Venture being deemed the acquiring entity for financial accounting purposes. Thus, the historical financial statements of the Company prior to the effective date of the Energy Venture merger have been restated to be those of Energy Venture. ABC, formerly Energy Venture, since inception, has primarily been involved in conducting business planning and capital-raising activities. ABC intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures.

Basis of Presentation. The accompanying unaudited interim financial statements of ABC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with ABC's audited June 30, 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in ABC's June 30, 2007 annual financial statements have been omitted.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

NOTE 2 GOING CONCERN

ABC has been in the development stage since its formation in February 2006 and has not yet realized any revenues from its planned operations. The ability of ABC to emerge from the development stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity or debt financing, to acquire or participate in oil and natural gas operations and to generate significant revenue and operating cash flow. As of September 30, 2007, ABC has a working capital deficit of $1,165,338 and since inception, has incurred losses of $2,720,392. As discussed below in Note 4, the Company has extended the maturity date of $1,090,000 of the Notes through February 28, 2008; however, without significant new sources of liquidity, the factors discussed above raise substantial doubt regarding ABC's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if ABC is unable to continue as a going concern.

NOTE 3 ISSUANCE OF COMMON STOCK

On August 21, 2007, the Company issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 4, 2007, the Company issued 89,248 shares of common stock in lieu of cash in payment of $44,624 of accrued and current period interest to noteholders who chose to redeem their notes. See Note 4 below.

On September 4, 2007, the Company issued 218,000 shares of common stock with a value of $98,100 to those noteholders who chose to extend the maturity date of the Notes as consideration for extending the Note's maturity date to February 28, 2008. See Note 4 below.

On September 17, 2007, the Company issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 19, 2007, the Board of Directors of the Company approved the issuance of 150,000 shares of common stock with a value of $55,500 to a member of the Board of Directors as compensation for assuming the role of Chief Executive Officer of the Company.

NOTE 4 PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTION

Between February 21, 2006 and April 30, 2006, ABC circulated a Private Placement Memorandum ("PPM") offering convertible notes on the following terms: each note matures August 31, 2007, a 10% interest rate payable in either cash or shares and a conversion rate of $0.50 per share exercisable at the option of the investor, and each investor would be issued upon subscription, as an inducement to participate in the offering, a number of shares of Common Stock equal to 20% of his or her investment divided by $0.50. The original PPM offered up to $1,500,000 in notes. Actual subscriptions received and accepted were for $1,500,000, $15,000 of which was received in the nine month period ended March 31, 2007. If all $1,500,000 of notes are converted at maturity, then, including interest and the additional shares issued upon subscription, 4,009,139 shares will be issued.

Such additional shares of common stock issued to the investors upon their subscription for convertible notes amounted to 600,000 shares. The relative fair value of these shares was $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount was amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to September 30, 2007, the entire discount of $250,000 was amortized and recorded as interest expense.

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

The Company repaid in cash, on the Maturity Date, six (6) of the holders of the Notes an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest. An additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of common stock of the Company. The remaining holders of the Notes have entered into an agreement with the Company whereby the Maturity Date of the Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the Notes 218,000 shares of the Company's common stock with a value of $98,100 as consideration for extending the Note's maturity date, which has been treated as interest expense in the accompanying income statement.

NOTE 5 SUBSEQUENT EVENTS

On October 26, 2007, ABC granted three non-employees warrants to purchase up to an aggregate of 1,250,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The warrants vested immediately and terminate on October 26, 2012. The fair value of the warrants of $362,822 was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on October 26, 2007, $0.35; expected volatility of 170%; risk free interest rate of 4.04%; and a term of 2.5 years. Due to the limited trading history of the Company's stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ABC. The warrants qualify as 'plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On November 1, 2007, ABC sold $350,000 in convertible notes ("2007 Notes") on the following terms: each note matures October 31, 2008, a 10% interest rate payable in shares and a conversion rate of $ 0.35 per share. If all $350,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 1,300,004 shares will have been issued.

The investors in the 2007 Notes also received 200,000 shares of common stock. The total proceeds from the sale of the 2007 Notes were allocated between the 2007 Notes and the related common stock based upon relative fair value, which resulted in the allocation of $58,333 to the common stock and $291,667 to the 2007 Notes. The $58,333 was recorded as a discount to the 2007 Notes and as additional paid in capital. The debt discount is being amortized over the term of the notes payable using the effective interest method.

ABC evaluated the application of SFAS 133 and EITF 00-19 for the convertible notes and concluded the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the notes payable and the common stock, the conversion option had intrinsic value of $58,333. This resulted in an additional discount to the notes payable to be amortized over the term of the 2007 Notes as additional interest expense using the effective interest method.

The original issue discount rate was 53.83%.

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

      The Company repaid, on the Maturity Date, six (6) of the holders of the Notes in the aggregate $424,637, of which $410,000 represented principal and $14,637 represented accrued interest, with an additional $44,624 of interest to be repaid as shares of common stock of the Company, which is in the aggregate 89,248 shares of the Company's common stock. The remaining holders of the Notes have entered into an agreement with the Company whereby the Notes were amended. The Maturity Date of the Notes was extended to February 28, 2008 and, from September 1, 2007 until the Notes are paid in full, the interest rate accruing on the principal was increased from 10% per annum to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the Notes in the aggregate 218,000 shares of the Company's common stock.

      On November 1, 2007, ABC sold $350,000 in convertible notes ("2007 Notes"). Investors in the 2007 Notes also received 200,000 shares of common stock. The 2007 Notes have the following terms: each note matures October 31, 2008, a 10% interest rate payable in shares and a conversion rate of $ 0.35 per share. If all $350,000 of notes are converted at maturity, then including interest and the additional shares issued upon subscription, 1,300,004 shares will have been issued.

      Despite the Merger, if we are unable to raise additional capital from conventional sources, including lines of credit and additional sales of additional stock in the future, we may be forced to curtail or cease our business operations. Even if we are able to continue our operations, the failure to obtain sufficient financing could have a substantial adverse effect on our business and financial results.

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

A member of the Company's Board of Directors possesses significant control over our operations based, in part, upon being our controlling stockholder, and because of this he could choose a plan of action which could devalue our outstanding securities.

      Alan Gaines, a member of our Board of Directors, controls 49.6% of our outstanding shares of capital stock as of the date hereof. Accordingly, Mr. Gaines could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Gaines virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may eventually make the value of our shares worthless.

Conflicts of interest for a member of our Board of Directors may exist with regards to his obligations to the Company and his obligations to businesses in which he continues to own interests and manage.

      Alan Gaines, a member of our Board of Directors, also serves as an executive officer and director of each of Dune Energy, Inc. and Baseline Oil & Gas Corp., public companies also engaged in the oil and gas industry. Mr. Gaines is required to devote his time (and in the case of Dune Energy, Inc., substantially all of his business time as provided in his employment agreement) to the business and affairs of each of these entities, and his responsibilities to these other entities may have the effect of diverting his time and attention that he might have otherwise had available to devote solely to the business and operations of our Company. There can be no guarantee that Mr. Gaines will be able to devote adequate time to the affairs of the Company given his fiduciary and contractual obligations to Dune Energy, Inc. and Baseline Oil & Gas Corp.

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

      Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ 0.001 per share.

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

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities will be subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs associated with drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

      On September 4, 2007, the Company issued 89,248 shares of common stock in lieu of cash in payment of $44,624 of accrued interest to noteholders who chose to redeem their notes.

      On September 4, 2007, the Company issued 218,000 shares of common stock with a value of $98,100 to noteholders who chose to extend the maturity date of the Notes as consideration for extending the Note's maturity date to February 28, 2008.

      On September 17, 2007, the Company issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

      On September 19, 2007, the Board of Directors of the Company approved the issuance of 150,000 shares of common stock with a value of $55,500 to a member of the Board of Directors as compensation for assuming the role of Chief Executive Officer of the Company.

      On November 1, 2007, the Company issued 200,000 shares of common stock with a relative fair value of $58,333 to purchasers of the Company's November 2007 Notes. (see Note 5 Subsequent Events of the Notes to Financial Statements (above)).

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

Dated: November 12, 2007         ABC Funding, Inc.


                                 By: /s/ Steven Barrenechea
                                     -------------------------------------------
                                 Steven Barrenechea, Chief Executive Officer