Form 10QSB
period 2007-12-31
ABC Funding, Inc
filed 2008-02-05
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                   Steven Barrenechea, Chief Executive Officer
                           c/o Eaton & Van Winkle LLP
                                  3 Park Avenue
                            New York, New York 10016
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (212) 561-3601
                           ---------------------------
                           (Issuer's telephone number)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,232,687 shares of
                      Common Stock, as of January 31, 2008.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                ABC FUNDING, INC.

                                                                        Page No.

PART I -  Financial Information

Item 1.   Financial Statements

          Unaudited Balance Sheets as of December 31, 2007
          and June 30, 2007                                                3

          Unaudited Statements of Expenses for the Three and
          Six Month Periods Ended December 31, 2007 and
          December 31, 2006 and for the Period from
          February 21, 2006 (Inception) Through
          December 31, 2007                                                4

          Unaudited Statements of Cash Flows for the Six Month
          Periods Ended December 31, 2007 and December 31, 2006
          and for the Period from February 21, 2006 (Inception)
          Through December 31, 2007                                        5

Notes to Unaudited Financial Statements                                    6

Item 2.   Management's Discussion and Analysis or Plan of Operation        9

Item 3.   Controls and Procedures                                         18

PART II.  Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 6.   Exhibits                                                        19

Signature Page                                                            20

                                ABC Funding, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                             December 31,     June 30,
                                                                2007            2007
ASSETS
Cash and cash equivalents                                    $   338,609     $   550,394
Prepaid and other current assets                                  12,887          30,428
                                                             -----------     -----------
Total current assets                                             351,496         580,822
                                                             -----------     -----------
Total assets                                                 $   351,496     $   580,822
                                                             ===========     ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
Accounts payable                                             $    24,000     $     7,180
Accrued liabilities                                               49,554         188,996
Convertible debt, net of discount                              1,338,774       1,463,027
                                                             -----------     -----------
Total current liabilities                                      1,412,328       1,659,203
                                                             -----------     -----------

Commitments and contingencies                                         --              --

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 1,000,000 shares
authorized; none outstanding                                          --              --

Common stock, $0.001 par value; 100,000,000 shares
authorized; 23,232,687 and 22,065,000 issued and
outstanding, respectively                                         23,232          22,065

Additional paid-in-capital                                     2,566,515       1,244,766

Deficit accumulated in the development stage                  (3,650,579)     (2,345,212)
                                                             -----------     -----------

Total stockholders' deficit                                   (1,060,832)     (1,078,381)
                                                             -----------     -----------

Total liabilities & stockholders' deficit                    $   351,496     $   580,822
                                                             ===========     ===========

                 See accompanying notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
             Three and Six Month Periods Ended December 31, 2007 and
             December 31, 2006 and the Period from February 21, 2006
                      (Inception) Through December 31, 2007
                                   (unaudited)

                                                                                                             February 21,
                                                                                                                 2006
                                    Three Months      Three Months        Six Months        Six Months        (Inception)
                                       Ended              Ended             Ended             Ended             Through
                                    December 31,      December 31,       December 31,      December 31,       December 31,
                                        2007              2006               2007              2006              2007
                                   ---------------------------------------------------------------------------------------
Selling, general and
administrative expense             $    876,279       $    399,975       $  1,084,989      $    477,064       $  3,064,527
                                   ---------------------------------------------------------------------------------------

Operating loss                          876,279            399,975          1,084,989           477,064          3,064,527

Other (income) expense:
Interest income                            (335)            (8,252)            (5,168)          (17,002)           (41,517)
Interest expense                         54,243             81,313            225,546           158,762            627,569
                                   ---------------------------------------------------------------------------------------

Total other (income) expense             53,908             73,061            220,378           141,760            586,052

Total expenses                          930,187            473,036          1,305,367           618,824          3,650,579
                                   ---------------------------------------------------------------------------------------

Net loss                           $   (930,187)      $   (473,036)      $ (1,305,367)     $   (618,824)      $ (3,650,579)
                                   =======================================================================================

Basic and diluted net loss
per common share                   $      (0.04)      $      (0.02)      $      (0.06)     $      (0.03)               n/a

Weighted average common
shares outstanding - basic and
diluted                              23,034,897         22,065,000         22,631,136        22,065,000                n/a

                 See accompanying notes to financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       Six Month Periods Ended December 31, 2007 and December 31, 2006 and
                  the Period from February 21, 2006 (Inception)
                            Through December 31, 2007
                                   (unaudited)

                                                                                                                 February 21,
                                                                                                                     2006
                                                                    Six Months             Six Months             (Inception)
                                                                      Ended                  Ended                  Through
                                                                   December 31,           December 31,           December 31,
                                                                       2007                   2006                   2007
                                                                   ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(1,305,367)          $  (618,824)            $(3,650,579)
Adjustments to reconcile net loss to cash
used in operating activities:

Share based compensation                                               908,312               294,723               1,923,175
Stock issued as consideration for note extension                        98,100                    --                  98,100
Stock issued as consideration for interest                             160,484                    --                 160,484
Amortization of debt discount                                           52,413                83,298                 265,440

Changes in:
Prepaid and other current assets                                        17,541                39,003                 (12,887)
Accounts payables and accrued liabilities                              (83,268)               (3,554)                112,909
                                                                   ----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (151,785)             (205,354)             (1,103,358)
                                                                   ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                          --                    --                   1,967
Proceeds from convertible notes                                        350,000                15,000               1,850,000
Cash used in the redemption of convertible notes                      (410,000)                   --                (410,000)
                                                                   ----------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (60,000)               15,000               1,441,967
                                                                   ----------------------------------------------------------

NET CHANGE IN CASH                                                    (211,785)             (190,354)                338,609
Cash and cash equivalents balance,
beginning of period                                                    550,394               894,516                      --
                                                                   ----------------------------------------------------------
Cash and cash equivalents balance, end of period                   $   338,609           $   704,162             $   338,609
                                                                   ==========================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                             $    14,637           $        --             $    14,637
Cash paid for income taxes                                                  --                    --                      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in payment of interest                        $    39,355           $        --             $    39,355
Discount for convertible debt beneficial conversion feature             58,333                    --                  58,333
Discount for common shares issued with convertible debt                 58,333                    --                 308,333

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

Reclassifications. Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE 2      GOING CONCERN

ABC has been in the development stage since its formation in February 2006 and has not yet realized any revenues from its planned operations. The ability of ABC to emerge from the development stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity or debt financing, to acquire or participate in oil and natural gas operations and to generate significant revenue and operating cash flow. As of December 31, 2007, ABC has a working capital deficit of $1,060,832 and since inception, has incurred losses of $3,650,579. As discussed below in Note 4, the Company has extended the maturity date of $1,090,000 of the 2006 Notes through February 28, 2008 additionally, the Company sold $350,000 in 2007 Notes; however, without significant new sources of liquidity, the factors discussed above raise substantial doubt regarding ABC's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if ABC is unable to continue as a going concern.

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

On September 4, 2007, the Company issued 218,000 shares of common stock with a value of $98,100 as consideration to those noteholders who chose to extend the maturity date of their notes to February 28, 2008. See Note 4 below.

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

On October 11, 2007 the Company's Board of Directors with the consent of the majority of shareholders approved an increase in the authorized common shares from 30,000,000 shares to 100,000,000 shares. Shareholders owning 14,276,000 shares, 63% of the shares outstanding, approved the increase in authorized shares.

On November 1, 2007, the Company issued 200,004 shares of common stock with a relative fair market value of $58,333 to purchasers of $350,000 of newly issued convertible notes. See Note 4 below.

On November 7, 2007, the Company issued 310,435 shares of common stock in lieu of cash in payment of $155,218 of accrued interest to holders of convertible notes issued in 2006 who chose to extend the maturity date of their Notes through February 28th, 2008. See Note 4 below.

NOTE 4      PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTIONS

At December 31, 2007, short term debt consisted of the following:

--------------------------------------------------------------------------------
                                                                     Unamortized
                                                     Principal         Discount
--------------------------------------------------------------------------------
12% Convertible notes due February 28, 2008         $1,090,000         $     --
10% Convertible notes due October 31, 2008             350,000          101,226
                 Total                              $1,440,000         $101,226
--------------------------------------------------------------------------------

2006 Convertible Notes

During 2006, ABC sold $1,500,000 of convertible notes ("2006 Notes") with the following terms: maturity date of August 31, 2007, a 10% interest rate payable in either cash or shares and a conversion rate of $0.50 per share exercisable at the option of the investor. Each investor also received a number of shares of Common Stock equal to 20% of his or her investment divided by $0.50. If all $1,500,000 of 2006 Notes were converted at maturity, then, including interest and the additional shares issued upon subscription, 4,009,139 shares would have been issued.

A total of 600,000 shares were issued to investors in the 2006 Notes. The relative fair value of these shares was $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount was amortized over the term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to September 30, 2007, the entire discount of $250,000 was amortized and recorded as interest expense.

ABC evaluated the application of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" for the 2006 Notes. Based on the guidance of SFAS No. 133 and EITF 00-19, ABC concluded that these instruments were not required to be accounted for as derivatives.

On the Maturity Date, ABC repaid in cash six (6) of the holders of the 2006 Notes an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest. An additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of common stock of the Company. The remaining holders of the 2006 Notes entered into an agreement with the Company whereby the Maturity Date of the 2006 Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the 2006 Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the 2006 Notes, 218,000 shares of the Company's common stock with a value of $98,100 as consideration for extending the 2006 Note's maturity date. ABC evaluated the application of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the value of the common stock has been treated as interest expense in the accompanying income statement.

2007 Convertible Notes

On November 1, 2007, ABC sold $350,000 in convertible notes ("2007 Notes") on the following terms: each note matures October 31, 2008, a 10% interest rate payable in shares of ABC based upon the conversion rate and a conversion rate of $ 0.35 per share. If all $350,000 of 2007 Notes are converted at maturity, then including interest and the additional shares issued upon subscription, 1,300,004 shares will have been issued.

The investors in the 2007 Notes also received 200,004 shares of common stock. The total proceeds from the sale of the 2007 Notes were allocated between the 2007 Notes and the related common stock based upon relative fair value, which resulted in the allocation of $58,333 to the common stock and $291,667 to the 2007 Notes. The $58,333 was recorded as a discount to the 2007 Notes and as additional paid in capital. The debt discount is being amortized over the term of the 2007 Notes using the effective interest method.

ABC evaluated the application of SFAS 133 and EITF 00-19 for the 2007 Notes and concluded these instruments were not required to be accounted for as derivatives. ABC also evaluated the application of EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. After allocation of the proceeds between the 2007 Notes and the common stock, the conversion option had intrinsic value of $58,333. This resulted in an additional discount to be amortized over the term of the 2007 Notes as additional interest expense using the effective interest method.

The original issue discount rate was 53.83%.

NOTE 5      GRANTS OF WARRANTS AND OPTIONS

On October 26, 2007, ABC granted three non-employees warrants to purchase up to an aggregate of 1,250,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The warrants vested immediately and terminate on October 26, 2012. The fair value of the warrants of $362,822, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on October 26, 2007, $0.35; expected volatility of 170%; risk free interest rate of 4.04%; and an expected term of 2.5 years. Due to the limited trading history of the Company's stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ABC. The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On December 19, 2007, ABC granted Steven Barrenechea, the Company's CEO, options to purchase up to 500,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The options vested immediately and terminate on December 19, 2012. The fair value of the options of $124,997, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on December 19, 2007, $0.30; expected volatility of 177%; risk free interest rate of 3.46%; and a term of 2.5 years. Due to the limited trading history of the Company's stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ABC. The options qualify as `plain vanilla' options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On December 19, 2007, ABC granted two non-employees warrants to purchase up to an aggregate of 1,100,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The warrants vested immediately and terminate on December 19, 2012. The fair value of the warrants of $274,993, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to Steven Barrenechea.

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

      Capital Resources. During 2006, we raised funds by issuances of our debt and equity securities to pay current expenses and funds for our proposed operations. From March through July 2006, the Company conducted a private placement offering, pursuant to a Private Placement Memorandum, of the 2006 Notes (the "Private Placement"). As a result of the Merger we were provided with needed working capital in the form of a capital infusion of approximately $1,500,000 from the Private Placement.

      The Company repaid, on the Maturity Date, six (6) of the holders of the 2006 Notes in the aggregate $424,637, of which $410,000 represented principal and $14,637 represented accrued interest, with an additional $44,624 of interest repaid as shares of common stock of the Company, which is in the aggregate 89,248 shares of the Company's common stock. The remaining holders of the 2006 Notes have entered into an agreement with the Company whereby the 2006 Notes were amended. The Maturity Date of the 2006 Notes was extended to February 28, 2008 and, from September 1, 2007 until the 2006 Notes are paid in full, the interest rate accruing on the principal was increased from 10% per annum to 12% per annum. In addition, the Company issued to the remaining holders of the 2006 Notes in the aggregate 218,000 shares of the Company's common stock.

      On November 1, 2007, ABC sold $350,000 in convertible notes ("2007 Notes"). Investors in the 2007 Notes also received 200,004 shares of common stock. The 2007 Notes have the following terms: each note matures October 31, 2008, a 10% interest rate payable in shares of ABC based upon the conversion rate and a conversion rate of $0.35 per share. If all $350,000 of 2007 Notes are converted at maturity, then including interest and the additional shares issued upon subscription, 1,300,004 shares will have been issued.

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

      Alan Gaines, a member of our Board of Directors, controls 48.0% of our outstanding shares of capital stock as of the date hereof. Accordingly, Mr. Gaines could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Gaines virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may eventually make the value of our shares worthless.

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

Item 3.     Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II     OTHER INFORMATION

Item 2      Unregistered Sales of Equity Securities and Uses of Proceeds

      On November 1, 2007, the Company issued 200,000 shares of common stock with a relative fair value of $58,333 to purchasers of the Company's November 2007 Notes. (see Note 3 Issuance of Common Stock and Note 4 Proceeds from Convertible Note Subscriptions s of the Notes to Financial Statements (above)).

      On November 7, 2007, the Company issued 310,435 shares of common stock in lieu of cash in payment of $155,218 of accrued interest to holders of Notes who chose to extend the maturity date of their Notes through February 28th, 2008 (see Note 3 Issuance of Common Stock and Note 4 Proceeds from Convertible Note Subscriptions s of the Notes to Financial Statements (above)).

      On December 19, 2007, ABC issued to two non-employees warrants to purchase up to an aggregate of 1,100,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The warrants vested immediately and terminate on December 19, 2012. The fair value of the warrants of $274,993 was determined utilizing the Black-Scholes stock option valuation model.

      These issuances were exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and the shares and warrants were issued only to persons that were "accredited investors" (as defined in Rule 501
(a) of Regulation D).

Item 6      Exhibits

            Exhibit No.    Description
            -----------    -----------

               31.1 Section 302 Certification of Principal Executive Officer and Acting Principal Financial Officer

               32.1 Section 906 Certification of Chief Executive Officer and Acting Chief Financial Officer

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 4, 2008                              ABC Funding, Inc.


                                                     By: /s/ Steven Barrenechea
                                                         -----------------------
                                                         Steven Barrenechea,
                                                         Chief Executive Officer