Form 10QSB
period 2008-03-31
ABC Funding, Inc
filed 2008-05-15
CIK 1296595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                   Steven Barrenechea, Chief Executive Officer
                              c/o Thompson & Knight
                           919 Third Avenue, Floor 39
                          New York, New York 10022-3915
                    (Address of principal executive offices)
                                 (212) 561-3601
                           (Issuer's telephone number)

                   3 Park Avenue, Floor 16, New York, NY 10016
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,363,136 shares of Common Stock, as of April 28, 2008.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                                ABC Funding, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  March 31,              June 30,
                                                                                    2008                  2007
ASSETS
Cash and cash equivalents                                                       $   288,099            $   550,394

Prepaids and other current assets                                                     5,087                 30,428
                                                                                -----------            -----------
Total current assets                                                                293,186                580,822
                                                                                -----------            -----------

Total assets                                                                    $   293,186            $   580,822
                                                                                ===========            ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable                                                                $    61,763            $     7,180

Accrued liabilities                                                                  25,693                188,996

Convertible debt, net of unamortized discount                                     1,364,629              1,463,027
                                                                                -----------            -----------
Total current liabilities                                                         1,452,085              1,659,203
                                                                                -----------            -----------

Commitments and contingencies                                                            --                     --

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 1,000,000 shares
authorized; none outstanding                                                             --                     --

Common stock, $0.001 par value; 24,000,000 shares
authorized; 23,363,136 and 22,065,000 issued and outstanding,
respectively                                                                         23,363                 22,065

Additional paid-in-capital                                                        4,256,438              1,244,766

Deficit accumulated in the development stage                                     (5,438,700)            (2,345,212)
                                                                                -----------            -----------

Total stockholders' deficit                                                      (1,158,899)            (1,078,381)
                                                                                -----------            -----------

Total liabilities & stockholders' deficit                                       $   293,186            $   580,822
                                                                                ===========            ===========

          See accompanying notes to consolidated financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
              Three and Nine Month Periods Ended March 31, 2008 and
              March 31, 2007 and the Period from February 21, 2006
                       (Inception) Through March 31, 2008
                                   (unaudited)

                                                                                                              February 21,
                                                                                                                  2006
                                           Three Months     Three Months     Nine Months      Nine Months      (Inception)
                                               Ended            Ended           Ended            Ended           Through
                                             March 31,        March 31,       March 31,        March 31,        March 31,
                                               2008             2007             2008            2007             2008
                                          -----------------------------------------------------------------------------------
Selling, general and
administrative expense                        $ 1,720,909       $   74,032     $ 2,805,898       $  551,096      $ 4,785,436
                                          -----------------------------------------------------------------------------------

Operating loss                                  1,720,909           74,032       2,805,898          551,096        4,785,436

Other (income) expense:

Interest income                                        (4)          (7,059)         (5,172)         (24,060)         (41,521)

Interest expense                                   67,216           84,459         292,762          243,220          694,785
                                          -----------------------------------------------------------------------------------

Total other (income) expense                       67,212           77,400         287,590          219,160          653,264

Total expenses                                  1,788,121          151,432       3,093,488          770,256        5,438,700
                                          -----------------------------------------------------------------------------------

Net loss                                    $  (1,788,121)      $ (151,432)    $ (3,093,488)     $ (770,256)     $(5,438,700)
                                          ===================================================================================

Basic and diluted net loss
per common share                            $       (0.08)      $    (0.01)    $      (0.14)     $    (0.03)

Weighted average common
shares outstanding                             23,268,525       22,065,000       22,842,054      22,065,000

          See accompanying notes to consolidated financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Month Periods Ended March 31, 2008 and March 31, 2007 and
                 the Period from February 21, 2006 (Inception)
                             Through March 31, 2008
                                   (unaudited)

                                                                                                                  February 21,
                                                                                                                      2006
                                                                            Nine Months        Nine Months         (Inception)
                                                                               Ended              Ended              Through
                                                                             March 31,          March 31,           March 31,
                                                                               2008                2007               2008
                                                                         -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(3,093,488)        $  (770,256)        $(5,438,700)
Adjustments to reconcile net loss to cash
used in operating activities:
Share based compensation                                                   2,533,145             294,723           3,548,009
Shares issued for loan extensions                                             98,100                  --              98,100
Shares issued for interest                                                   225,704                  --             225,704
Amortization of debt discount                                                 78,268             130,770             291,295

Changes in:
Prepaid and other current assets                                              25,341              57,753              (5,087)
Accounts payables and accrued liabilities                                    (69,365)             38,465             126,811
                                                                         -----------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (202,295)           (248,545)         (1,153,868)
                                                                         -----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                                --                  --               1,967
Proceeds from convertible notes                                              350,000              15,000           1,850,000
Cash used in the redemption of convertible notes                            (410,000)                 --            (410,000)
                                                                         -----------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (60,000)             15,000           1,441,967
                                                                         -----------------------------------------------------

NET CHANGE IN CASH                                                          (262,295)           (233,545)            288,099
Cash and cash equivalents balance,
beginning of period                                                          550,394             894,516                  --
                                                                         -----------------------------------------------------
Cash and cash equivalents balance, end of period                         $   288,099         $   660,971         $   288,099
                                                                         =====================================================

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                                   $    14,637         $        --
Cash paid for income taxes                                                        --                  --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued in payment of interest                              $    39,355         $        --
Discount for beneficial conversion feature related to convertible debt        58,333                  --
Discount for common shares issued with convertible debt                       58,333                  --

          See accompanying notes to consolidated financial statements.

                                ABC Funding, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (unaudited)


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. ABC Funding, Inc. ("ABC" or "Company") was incorporated in Nevada on May 13, 2004. In May 2006, Energy Venture, Inc., a Delaware corporation ("EV Delaware") merged into EVI Acquisition Corp. ("EVI"), a wholly-owned subsidiary of the Company. In connection with the merger, EVI, a Nevada corporation, changed its name to Energy Venture, Inc. ("EV Nevada"). The merger transaction was accounted for as a reverse merger with EV Delaware being deemed the acquiring entity for financial accounting purposes. Thus, the historical financial statements of the Company prior to the effective date of the merger have been restated to be those of EV Delaware. Since the merger, ABC has primarily been involved in conducting business planning and capital-raising activities. ABC intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures.

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

NOTE 2            GOING CONCERN

ABC has been in the development stage since the merger described in Note 1 above, and has not yet realized any revenues from its planned operations. The ability of ABC to emerge from the development stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity or debt financing, to acquire or participate in oil and natural gas operations and to generate significant revenue and operating cash flow. As of March 31, 2008, ABC has a working capital deficit of $1,158,899 and since inception, has incurred losses of $5,438,700. As discussed below in Note 4, on February 28, 2008, the Company had $1,090,000 in convertible notes mature but was unable to repay them. Until such time as a holder makes a written demand for repayment on the notes, they will continue to accrue interest at the rate of 12% per annum. In November of 2007, the Company raised $350,000 by issuing additional convertible promissory notes bearing interest at the rate 10% per annum. These notes mature on October 31, 2008. Without significant new sources of liquidity, the factors discussed above raise substantial doubt regarding ABC's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if ABC is unable to continue as a going concern.

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

On March 4, 2008, the Company's Board of Directors and the holders of a majority of the Company's outstanding shares of common stock, approved an increase in the number of authorized common shares that the Company may issue to 149,000,000 shares. As of the date hereof, the number of shares of common stock that the Company may issue is 24,000,000, pending filing of an amendment to the Company's Articles of Incorporation in the State of Nevada.

On November 1, 2007, the Company issued 200,004 shares of common stock with a relative fair market value of $58,333 to purchasers of $350,000 of newly issued convertible notes. See Note 4 below.

On November 7, 2007, the Company issued 310,435 shares of common stock in lieu of cash in payment of $155,218 of accrued interest to holders of convertible notes issued in 2006 who chose to extend the maturity date of their Notes through February 28, 2008. See Note 4 below.

On March 6, 2008, the Company issued 130,449 shares of common stock in lieu of cash in payment of $65,225 of accrued and current period interest to holders of 2006 Notes. See Note 4 below.

NOTE 4            PROCEEDS FROM CONVERTIBLE NOTE SUBSCRIPTIONS

At March 31, 2008, short term debt consisted of the following:

-------------------------------------------------------------------------------
                                                                  Unamortized
                                                  Principal         Discount
-------------------------------------------------------------------------------
12% Convertible notes due February 28, 2008         $1,090,000       $    --
10% Convertible notes due October 31, 2008             350,000        75,371
                                                    ----------       -------
                 Total                              $1,440,000       $75,371
-------------------------------------------------------------------------------

2006 Convertible Notes

During 2006, EV Delaware sold $1,500,000 of convertible promissory notes ("2006 Notes") which were expressly assumed by ABC. The 2006 Notes had an original maturity date of August 31, 2007, carried an interest rate of 10% per annum, payable in either cash or shares, and were convertible into shares of common stock at a conversion rate of $0.50 per share at the option of the investor. Each investor also received a number of shares of Common Stock equal to 20% of his or her investment divided by $0.50. Thus, a total of 600,000 shares were initially issued to investors in the 2006 Notes. The relative fair value of these shares was $250,000 and was recorded as a debt discount and as additional paid in capital. The debt discount was amortized over the original term of the notes payable using the effective interest method. The original issue discount rate was 23.44%. During the period from February 21, 2006 (inception) to August 31, 2007, the entire discount of $250,000 was amortized and recorded as interest expense.

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

On August 31, 2007 (the original Maturity Date), ABC repaid in cash six (6) of the holders of the 2006 Notes an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest. An additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of common stock of the Company. The remaining holders of the 2006 Notes entered into an agreement with the Company whereby the Maturity Date of the 2006 Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the 2006 Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the 2006 Notes, 218,000 shares of the Company's common stock with a value of $98,100 as consideration for extending the 2006 Note's maturity date. ABC evaluated the application of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the value of the common stock has been treated as interest expense in the accompanying income statement.

On February 28, 2008, $1,090,000 of the 2006 Notes came due and the Company was unable to repay them. The Company continues to accrue interest on the notes at 12%, the agreed upon rate for the extension period. On March 6, 2008, the Company issued 130,449 shares of common stock in lieu of cash in payment of $66,221 of accrued and current period interest to holders of 2006 Notes.

2007 Convertible Notes

On November 1, 2007, ABC sold $350,000 in convertible notes ("2007 Notes") on the following terms: each note matures October 31, 2008, a 10% interest rate payable in shares of ABC based upon a conversion rate of $ 0.35 per share. If all $350,000 of 2007 Notes are converted at maturity, then including interest and the additional shares issued upon subscription, 1,300,004 shares will have been issued.

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

On December 19, 2007, ABC granted the Company's CEO, options to purchase up to 500,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The options vested immediately and terminate on December 19, 2012. The fair value of the options of $124,997, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on December 19, 2007, $0.30; expected volatility of 177%; risk free interest rate of 3.46%; and a term of 2.5 years. Due to the limited trading history of the Company's stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ABC. The options qualify as `plain vanilla' options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On December 19, 2007, ABC granted two non-employees warrants to purchase up to an aggregate of 1,100,000 shares of ABC common stock at an exercise price of $0.35 per share for services rendered. The warrants vested immediately and terminate on December 19, 2012. The fair value of the warrants of $274,993, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to our CEO on December 19, 2007.

On February 28, 2008, ABC granted the Company's CEO, additional options to purchase up to 250,000 shares of ABC common stock at an exercise price of $0.54 per share for services rendered. The options vested immediately and terminate on February 27, 2013. The fair value of the options of $114,425, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on February 28, 2007, $0.54; expected volatility of 178%; risk free interest rate of 2.73%; and a term of 2.5 years. Due to the limited trading history of the Company's stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ABC. The options qualify as `plain vanilla' options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On February 28, 2008, ABC granted a non-employee warrants to purchase up to an aggregate of 3,300,000 shares of ABC common stock at an exercise price of $0.54 per share for services rendered. The warrants vested immediately and terminate on February 27, 2013. The fair value of the warrants of $1,510,408, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes stock option valuation model. The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to our CEO on February 28, 2008.

NOTE 6            SUBSEQUENT EVENTS

On April 17, 2008 ABC repaid in cash one (1) of the holders of the 2006 Notes $100,000, which represented the principal value of his note. After this repayment, $990,000 in principal of the 2006 Notes remained outstanding.

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

      Plan of Operation. ABC Funding, Inc. ("ABC" or "Company") was incorporated in Nevada on May 13, 2004. In May 2006, Energy Venture, Inc., a Delaware corporation ("EV Delaware") merged into EVI Acquisition Corp. ("EVI"), a wholly-owned subsidiary of the Company. In connection with the merger, EVI, a Nevada corporation, changed its name to Energy Venture, Inc. ("EV Nevada"). The merger transaction was accounted for as a reverse merger with EV Delaware being deemed the acquiring entity for financial accounting purposes. Thus, the historical financial statements of the Company prior to the effective date of the merger have been restated to be those of EV Delaware. The Company has not had any revenues from operations since the merger. See Item 1 "Financial Statements." Accordingly, the information provided in this Item 2 is a plan of operation pursuant to rules promulgated by the SEC.

      Since the merger in May 2006, the Company has primarily been involved in conducting business planning and capital-raising activities. The Company intends to engage in the oil and natural gas industry either by making acquisitions or by participating in strategic joint ventures. To date no acquisitions have been made nor has the Company entered into any joint ventures.

      Capital Resources. From March through July 2006, EV Delaware conducted a private placement offering, pursuant to a Private Placement Memorandum, of the 2006 Notes (the "Private Placement"). As a result of the merger we were provided with needed working capital in the form of a capital infusion of approximately $1,500,000 from the Private Placement.

      On August 31, 2007, the Company repaid six (6) of the holders of the 2006 Notes in the aggregate $424,637, of which $410,000 represented principal and $14,637 represented accrued interest, with an additional $44,624 of interest repaid as shares of common stock of the Company, which is in the aggregate 89,248 shares of the Company's common stock. The remaining holders of the 2006 Notes have entered into an agreement with the Company whereby the 2006 Notes were amended. The Maturity Date of the 2006 Notes was extended to February 28, 2008 and, from September 1, 2007 until the 2006 Notes are paid in full, the interest rate accruing on the principal was increased from 10% per annum to 12% per annum. In addition, the Company issued to the remaining holders of the 2006 Notes in the aggregate 218,000 shares of the Company's common stock. On February 28, 2008, The Company had $1,090,000 in 2006 Notes come due but was unable to repay the 2006 Notes.

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

      Our forecasted operating needs and funding requirements, as well as our projected ability to obtain adequate financial resources, involve risks and uncertainties, and actual results could vary as a result of a number of factors, including the "Risk Factors" set forth in our Form 10-KSB filed for the fiscal year ended June 30, 2007. The risks described therein are not the only ones facing us and additional risks that we do not yet know of or that we currently think are not material may also have an adverse effect on our business operations. If any of the risks actually occur, our business could be adversely affected as well as the value of our shares.

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

Item 2             Unregistered Sales of Equity Securities and Uses of Proceeds

      On February 28, 2008, ABC granted Steven Barrenechea, the Company's CEO, options to purchase up to 250,000 shares of ABC common stock at an exercise price of $0.54 per share for services rendered. The options vested immediately and terminate on February 27, 2013.

      On February 28, 2008, ABC granted a non-employee warrants to purchase up to an aggregate of 3,300,000 shares of ABC common stock at an exercise price of $0.54 per share for services rendered. The warrants vested immediately and terminate on February 27, 2013.

      On March 6, 2008, the Company issued 130,449 shares of common stock in lieu of cash in payment of $66,221 of accrued and current period interest to holders of 2006 Notes. See Note 4 below.

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

Dated: May 15, 2008                              ABC Funding, Inc.


                                                 By: /s/ Steven Barrenechea
                                                     -----------------------
                                                     Steven Barrenechea,
                                                     Chief Executive Officer and
                                                     Acting Principal Accounting
                                                     Officer