Form 10KSB
period 2008-06-30
ABC Funding, Inc
filed 2008-09-09
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-121070

ABC FUNDING, INC.

(Exact name of registrant as specified in its charter

Nevada	56-2458730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4606 FM 1960 West, Suite 400 Houston, Texas	77069
(Address of principal executive offices)	(Zip Code)

(281) 315-8890
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None (Title of class):

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	OTC Bulletin Board

Check if the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  [_]

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [   ]

Issuer’s revenues for the fiscal year ended June 30, 2008 were zero.

As of September 4, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was $6,716,675, based upon the average bid and asked price as of such date on the OTC Bulletin Board.

The Registrant’s common stock outstanding as of September 4, 2008, was 23,363,136 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

ABC FUNDING, INC.
AND SUBSIDIARY
INDEX TO FORM 10-KSB
June 30, 2008

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "—Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.                            Description of Business.

Company Overview

We were incorporated as a Nevada corporation on May 13, 2004.  Other than the capital raising activity discussed elsewhere under “- Development of Business,” during the period covered by this annual report we engaged in only nominal operations and had only nominal assets.  To date, our activities primarily have involved such capital-raising activities and business planning, with the stated intention to engage in the oil and natural gas industry by (i) acquiring established oil and gas properties and exploiting them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both, and (ii) participating in joint venture drilling programs with repeatable low risk results.

At fiscal year end June 30, 2008, we constituted a “shell company” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, were subject to the rules of the Securities and Exchange Commission (“SEC”) applicable to shell companies.

Development of Business.

On April 28, 2006, Energy Venture, Inc., a privately-held Delaware corporation ("Energy Venture") consummated its acquisition of shares of the capital stock of our Company in accordance with the terms of that certain Stock Purchase Agreement, dated as of April 3, 2006, as amended by that Amendment, dated as of April 28, 2006, among Energy Venture and those certain selling stockholders of our Company named therein.  Under the purchase agreement, Energy Venture acquired a total of 8,200,000 shares of our common stock, par value $.001 per share (the "Common Stock") for an aggregate purchase price of $433,037 (the "April 2006 Stock Transaction").  Included among the selling stockholders in the April 2006 Stock Transaction was the then Chief Executive Officer, Chief Financial Officer and Chairman of our Company, Harold Barson.

    Prior to the completion of the April 2006 Stock Transaction, Harold Barson and Jeffrey Brown, another former officer and director of our Company, held 9,160,000 and 100,000 shares of the Common Stock, respectively, representing collectively 92.6% of our 10,000,000 shares of Common Stock then issued and outstanding.  After giving effect to the April 2006 Stock Transaction, Energy Venture held an aggregate of 8,200,000 shares constituting, in the aggregate, 82% of the issued and outstanding shares of Common Stock.  As a result of the April 2006 Stock Transaction, each of Alan D. Gaines, a current director, and Steven Barrenechea, a former director, became indirect owners of all 8,200,000 shares of the Common Stock acquired by Energy Venture by reason of their control of Energy Venture, in which Messrs. Gaines and Barrenechea served as directors and Mr. Gaines owned a majority of the issued and outstanding shares of capital stock.  In connection with the April 2006 Stock Transaction, Messrs. Gaines and Barrenechea became directors and officers of our Company.

On May 26, 2006, we and our wholly-owned subsidiary, EVI Acquisition Corp., a Nevada corporation, entered into, and consummated, the Agreement and Plan of Merger (the "Merger Agreement") with Energy Venture.  Pursuant to the Merger Agreement, Energy Venture merged with and into EVI Acquisition Corp. (the "May 2006 Merger") and, in return: (i) each share of common stock of Energy Venture then issued and outstanding was exchanged for one share of our Common Stock; (ii) each outstanding option to purchase shares of common stock of Energy Venture was exchanged for an option to purchase, at the same exercise price, an equal number of shares of our Common Stock; and (iii) all of the obligations and liabilities of Energy Venture, including those certain 10% Convertible Promissory Notes of Energy Venture in the aggregate principal amount of $1,500,000 (the "2006 Notes"), were assumed by us.  As part of the May 2006 Merger, EVI Acquisition Corp. amended its Articles of Incorporation to change its name to "Energy Venture, Inc."  Immediately prior to the issuance of shares of our Common Stock pursuant to the Merger Agreement, there were 10,000,000 shares of our Common Stock outstanding, of which 8,200,000 were held by Energy Venture and were cancelled pursuant to the Merger Agreement.

As a result of the May 2006 Merger, the former stockholders of Energy Venture became the controlling stockholders of our Company.  Additionally, since we had no substantial assets immediately prior to the May 2006 Merger, the transaction was treated for accounting purposes as a reverse acquisition and was accounted for as a recapitalization of Energy Venture rather than a business combination.  Consequently, the historical financial statements of Energy Venture became the historical financial statements of our Company.

Recent Developments

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 23, 2008, on May 22, 2008 we executed a Stock Purchase and Sale Agreement with Voyager Gas Holdings, L.P., as seller, and Voyager Gas Corporation (the “Purchase Agreement”) to purchase of all of the outstanding capital stock of Voyager Gas Corporation.  On September 2, 2008, we completed the transactions under the Purchase Agreement and acquired ownership in oil and gas lease blocks located in Duval County, Texas, including working and other interests in oil and gas leases, wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities (the "Voyager Acquisition").   The purchase price paid in the Voyager Acquisition consisted of cash consideration of $35.0 million, plus 10,000 newly issued shares of our preferred stock designated as Series D preferred stock (the “Series D Preferred”), having an agreed upon value of $7.0 million.  We financed the cash portion of the Voyager Acquisition with funds advanced under a new credit facility entered into with CIT Capital USA Inc. on September 2, 2008, (the "CIT Credit Facility").

As disclosed elsewhere in “Item 6. Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources,” on May 21, 2008 we issued $900,000 principal amount of 10% senior secured convertible debentures (the “Debentures”) to fund the performance deposit required under the Purchase Agreement. In conjunction with the Voyager Acquisition, on September 2, 2008 we satisfied in full the Debentures by repaying $450,000 redemption price of the Debentures in cash and issuing 10,000 shares of our Series E Preferred with respect to the other $450,000 redemption price.

Employees

We currently have three employees, Robert P. Munn, our Chief Executive Officer, Carl A. Chase, our Chief Financial Officer and Steven Barrenchea, our former CEO, who serves as an advisor.  We intend to add in the near term additional employees to implement the Voyager Acquisition.

Risk Factors

Our business operations and financial condition could be materially adversely affected by the following risks:

We are a company with limited operating history and very limited resources.

Since our inception in May 2004, we have had limited operations and nominal revenues.  To date, we have been engaged principally in organization, capital-raising activities and early business development planning matters related primarily to making acquisitions or participating in strategic joint ventures in the oil and natural gas industry.  Except for the Voyager Acquisition (see “- Recent Developments”), to date we have made no acquisitions or entered into any joint ventures.  Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the energy industry, given the volatile nature of the energy markets.  There can be no assurance that we will achieve our objective and business plan, or that we will be able to succeed in achieving our objective and business plan.

Substantial doubt exists as to whether our Company can continue as a going concern.

We have never generated revenues since our inception and, except for anticipated revenue from the Voyager Acquisition, for which there can be no assurances, we have no current source of revenues.  Our lack of revenues increases the likelihood that we may be unable to continue as a going concern, particularly in the event that we are unable to obtain additional financing and/or attain profitable operations.  The financial statements presented in this annual report do not include any adjustments that might result from the outcome of this uncertainty and if our Company cannot continue as a going concern, our shares could become devalued or even worthless.

We have future capital needs and without adequate capital we may go out of business.

Our growth could be impaired by limitations on our access to the capital markets or traditional secured sources of credit.  There is no assurance that capital will be available to us, or if available, would be adequate for the long-range growth of our Company or obtainable by us on acceptable terms.  If financing is available, it may involve issuing securities senior to our shares or equity financings which are dilutive to holders of our shares.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may need to scale back or curtail implementing our business plan.  Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations.  Without adequate capital resources, we may also be forced to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital.  We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to continue or expand our operations.

We have not and do not anticipate paying any cash dividends on our Common Stock, because of this our securities could face devaluation in the market.

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

Our Common Stock is listed on the OTC Bulletin Board.

Our Common Stock is not quoted on the NASDAQ National Market System or listed on a national securities exchange.  The NASDAQ National Market System and national securities exchanges require companies to fulfill certain requirements in order for their shares to be listed and to continue to be listed.  The securities of a company may be ineligible for listing or, if listed, may be considered for delisting if the company fails to meet certain financial thresholds, including if the company has sustained losses from continuing operations and/or net losses in recent fiscal years.  There can be no assurance that we will not report losses in the future or that we will be able to list or have our Common Stock quoted on the NASDAQ National Market or a national securities exchange.  An inability to list our Common Stock could adversely affect our ability to raise capital in the future by issuing Common Stock or securities convertible into or exercisable for our Common Stock.

We will continue to incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance requirements.

In January 2006, we registered our Common Stock under the Exchange Act and thereby became subject to the reporting requirements promulgated by the SEC thereunder.  As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and applicable market regulators.  These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Item 2. Description of Property.

We maintain corporate office at 4606 FM 1960 West, Suite 400, Houston, Texas 77069 under a month-to-month executive office suite lease.  Minimum monthly rental payments are approximately $1,612, plus the cost of rental furniture, telephone lines and Internet connections, which costs average approximately$1,300 per month.  We intend to relocate to permanent office space in the near term to implement our business plan of growth following the Voyager Acquisition.

Item 3. Legal Proceedings.

Our  Company is not currently subject to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

In connection with the proposed amendments to our Articles of Incorporation to provide for an increase in the authorized shares of Common Stock from 24,000,000 to 149,000,000 and changing the corporate name to “Cross Canyon Gas Corp.” (the “Charter Amendment”), on March 4, 2008 stockholders holding an aggregate of 14,151,000 shares of our Common Stock, representing approximately 60.6% of the 23,363,136 shares then outstanding and entitled to vote thereupon, consented in writing to the Charter Amendment.  On August 29, 2008, stockholders holding 14,151,000 shares of our Common Stock redelivered a written consent in favor of the Charter Amendment.    Based upon the 23,363,136 shares outstanding on August 29, 2008, such stockholders continued to represent 60.6% of the shares then outstanding.

The effective date for the Charter Amendment is subject to (i) our distribution to all stockholders as of the Record Date of an Information Statement concerning such Charter Amendment in compliance with Regulation 14C of the Exchange Act and (ii) our subsequent filing of a Certificate of Amendment with the State of Nevada in accordance with the Nevada Revised Statutes.

No other matters were submitted to the vote or consent of the holders of the outstanding shares of our Common Stock during the quarter ended June 30, 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol "AFDG".  The prices set forth below reflect the quarterly high and low sale information for shares of our Common Stock for the last two fiscal years ended June 30, 2008 and 2007, respectively.  These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.  There were no trades of our securities on the OTC Bulletin Board prior to April 13, 2006.

	High	Low
2007-2008 Quarter Ended:
June 30, 2008	$0.76	$0.46
March 31, 2008	$0.60	$0.35
December 31, 2007	$0.50	$0.30
September 30, 2007	$0.57	$0.37

2006-2007 Quarter Ended:
June 30, 2007	$0.51	$0.28
March 31, 2007	$0.55	$0.35
December 31, 2006	$0.60	$0.21
September 30, 2006	$0.65	$0.25

As of September 4, 2008, there were approximately 151 holders of record of our Common Stock.

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

We have not declared or paid any cash dividends on our Common Stock since our inception, and our Board currently intends to retain all earnings for use in the business for the foreseeable future.  Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board.

Our Articles of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share, in one or more series with such designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions as may be determined by the Board in its sole discretion.  At year ended June 30, 2008, our Board has issued (i) 99,395 shares of Series A Preferred and (ii) 37,100 shares of Series B Preferred, convertible into 1,987,900 and 1,060,318 shares of our Common Stock, respectively, upon the effectiveness of the Charter Amendment.

Equity Compensation Plan Information

The following table provides information as of June 30, 2008, about our equity compensation plans and arrangements:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	--		--	1,500,000
Equity compensation plans not approved by security holders	7,150,000	(1)	$0.41	5,525,000	(2)
Total	7,150,000		$0.41	7,025,000
__________________

(1)
Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the Commission under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008.

(2)
Includes an aggregate of: (i) 2,625,000 shares of our Common Stock underlying restrictive stock awards not yet vested with respect to such shares pursuant to Restricted Stock Agreements, each dated May 22, 2008, between us and our Chief Executive Officer and Chief Financial Officer, respectively, which awards vest with respect to one-third of the shares on each of the effective date of the Charter Amendment and the first and second year anniversary of the grant date;  and (ii) 2,625,000 shares of our common stock underlying options granted but not yet vested with respect to such shares pursuant to Option Agreements, each dated May 22, 2008, between us and our Chief Executive Officer and Chief Financial Officer, respectively, which options vest with respect to one-third of the shares on each of the effective date of the Charter Amendment and the first and second year anniversary of the grant date.

Set forth below is a description of the individual compensation arrangements or equity compensation plans not currently approved by our security holders pursuant to which the 7,150,000 shares of our Common Stock included in the chart above were issuable as of June 30, 2008:

•
Option granted by Energy Venture on March 1, 2006 (and assumed by us under the May 2006 Merger) to a non-employee in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 350,000 shares of our Common Stock at an exercise price of $0.05 per share;

•
Option granted by Energy Venture on March 1, 2006 (and assumed by us under the May 2006 Merger) to two non-employees in consideration of services performed, which options expire five years from grant date and are currently exercisable to purchase up to 1,950,000 shares of our Common Stock at an exercise price of $0.60 per share;

•
Options granted on December 28, 2006 to four non-employees in consideration of services performed, which options expire five years from grant date and are currently exercisable to purchase up to 1,500,000 shares of our Common Stock at an exercise price of $0.25 per share;

•
Options granted on May 22, 2007 to two non-employees in consideration of services performed, which options expire five years from grant date and are currently exercisable to purchase up to 800,000 shares of our Common Stock at an exercise price of $0.30 per share;

•
Option granted on May 22, 2007 to our former Chief Financial Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 250,000 shares of our Common Stock at an exercise price of $0.30 per share;

•
Options granted on October  22, 2007 to two non-employees in consideration of services performed, which options expire five years from grant date and are currently exercisable to purchase up to 1,000,000 shares of our Common Stock at an exercise price of $0.35 per share;

•
Option granted on October  22, 2007 to our former Chief Financial Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 250,000 shares of our Common Stock at an exercise price of $0.35 per share;

•
 Options granted on December 19, 2007 to two non-employees in consideration of services performed, which options expire five years from grant date and are currently exercisable to purchase up to 1,100,000 shares of our Common Stock at an exercise price of $0.35 per share;

•
Option granted on December 29, 2007 to our former Chief Executive Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 500,000 shares of our Common Stock at an exercise price of $0.35 per share;

•
Option granted on February 28, 2008 to a non-employee in consideration of services performed, which options expire five years from grant date and is currently exercisable to purchase up to 3,300,000 shares of our Common Stock at an exercise price of $0.52 per share; and

•
Option granted on February 28, 2008 to our former Chief Executive Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 250,000 shares of our Common Stock at an exercise price of $0.52 per share.

Item 6.              Management's Discussion and Analysis or Plan of Operation.

We were incorporated in the State of Nevada on May 13, 2004.

By the May 2006 Merger, in which Energy Venture merged into a newly created, wholly-owned subsidiary of ours, Energy Venture was deemed the acquiring entity for financial accounting purposes and the historical financial statements of our Company were restated to be those of Energy Venture.  We have not had any revenues from operations since the May 2006 Merger and during the period covered by this annual report.

Rather, since the May 2006 Merger we have primarily been involved in conducting business planning and capital-raising activities.  To date, our activities primarily have involved such capital-raising activities and business planning, with the stated intention to engage in the oil and natural gas industry by (i) acquiring established oil and gas properties and exploiting them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both, and (ii) participating in joint venture drilling programs with repeatable low risk results.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 23, 2008, our activities culminated in our recent entry into the Purchase Agreement on May 22, 2008 with respect to Voyager Gas Corporation.  On September 2, 2008, we completed our purchase of all of the outstanding capital stock of Voyager Gas Corporation, the owner of interests in oil and gas lease blocks located in Duval County, Texas, including working and other interests in oil and gas leases, wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities (the "Voyager Acquisition").   The purchase price paid in the Voyager Acquisition consisted of cash consideration of $35.0 million, plus 10,000 newly issued shares of our preferred stock designated as Series D preferred stock, having an agreed upon value of $7.0 million.  We financed the cash portion of the Voyager Acquisition with funds advanced under a new credit facility entered into with CIT Capital USA Inc. on September 2, 2008.

Our capital raising activities during the 2008 fiscal year consisted of the following:

Convertible Debentures (Bridge Financing)

On May 21, 2008, we entered into a Securities Purchase Agreement with those purchasers identified therein, whereby we received proceeds of $800,000 evidenced by the Debentures, with a principal amount of $900,000, issued at a discount of $100,000.  The proceeds from the Debentures were used by us to fund our payment of the deposit required under the Voyager Acquisition pursuant to the Purchase Agreement.

The Debentures mature the earlier of September 29, 2008, or the completion of the Voyager Acquisition, and may be satisfied in full by our payment of the aggregate redemption price of $900,000 or, at the election of the purchasers, by the conversion of the Debentures into shares of our Common Stock, at an initial conversion price of $0.33 subject to adjustments and full-ratchet protection under certain circumstances.  On September 2, 2008, we satisfied in full our obligations under the Debentures

While the Debentures remained outstanding, we were precluded from incurring additional indebtedness or suffering additional liens on our property, subject to limited exceptions, including, without limitation, such indebtedness incurred by us in connection with the financing of the consideration owing under the Voyager Agreement.  Our performance under the Debentures was secured by (i) our grant of a security interest and first lien on all of our existing and after-acquired assets, (ii) the guarantee of our wholly-owned subsidiary, Energy Venture, Inc., and (iii) the pledge of an aggregate of 14,151,000 shares of our Common Stock held by Alan D. Gaines, one of our directors, and his affiliates, which pledged shares represent approximately 60.6% of the shares of our Common Stock issued and outstanding as of the grant date.  Upon satisfaction of the Debentures, the security interest and accompanying liens automatically terminates and all properties securing the obligations thereunder are released.

On September 2, 2008, we repaid $450,000 principal amount of the Debentures in cash from our CIT Credit Facility and issued, in full satisfaction of our obligation with respect to the other $450,000 principal amount, 10,000 shares of our Series E Preferred.  Each share of preferred stock is automatically convertible into 136.3636 shares of our Common Stock, for an aggregate of 1,363,636 shares of our Common Stock upon the effectiveness of the Charter Amendment, as provided by the Certificate of Designation governing the Series E Preferred filed with the State of Nevada on August 29, 2008.

2007 Convertible Notes

On November 1, 2007, we sold $350,000 in convertible notes (the "2007 Notes"), which 2007 Notes mature on October 31, 2008 and bear interest at 10% per annum, payable in either cash or shares of our Common Stock based upon a conversion price of $0.35 per share.  The investors in the 2007 Notes also received 200,004 shares of Common Stock.  As previously reported in our Current Report on Form 8-K filed with the SEC on May 23, 2008, during May 2008 we exchanged 37,100 shares of our Series B Preferred in full satisfaction of our obligation under the 2007 Notes to pay $350,000 of principal and $21,000 of interest, with each share of such preferred stock being automatically convertible into 28.58 shares of our Common Stock, for an aggregate of 1,060,318 shares of our Common Stock, upon the effectiveness of the Charter Amendment.

2006 Convertible Notes

As a result of the May 2006 Merger, we assumed $1,500,000 of convertible promissory notes (the "2006 Notes") previously sold by Energy Venture.  The 2006 Notes had an original maturity date of August 31, 2007, carried an interest rate of 10% per annum, payable in either cash or shares, and were convertible into shares of Common Stock at a conversion price of $0.50 per share at the option of the investor.  Each investor also received a number of shares of Common Stock equal to 20% of his or her investment divided by $0.50.  Thus, a total of 600,000 shares were initially issued to investors in the 2006 Notes.

On August 31, 2007 (the original maturity date), we repaid in cash six of the holders of the 2006 Notes an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest.  On September 4, 2007, an additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of our Common Stock.  The remaining holders of the 2006 Notes entered into an agreement with us whereby the maturity date of the 2006 Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the 2006 Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum.  In addition, we agreed to issue to the remaining holders of the 2006 Notes, 218,000 shares of our Common Stock with a value of $98,100 as consideration for extending the 2006 Note's maturity date.

On February 28, 2008, $1,090,000 of the 2006 Notes came due and we were unable to repay them.  We continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period.  On March 6, 2008, we issued 130,449 shares of Common Stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of 2006 Notes.  On April 22, 2008, we repaid $100,000 principal amount in cash to one of the holders of the 2006 Notes in satisfaction thereof.  As previously reported in our Current Report on Form 8-K filed with the SEC on May 23, 2008, during May 2008 we exchanged 99,395 shares of our Series A Preferred for the remaining 2006 Notes in payment of the $965,000 of principal and $28,950 of interest thereunder.  Each share of Series A Preferred is automatically convertible into 20 shares of our Common Stock, for an aggregate of 1,987,900 shares of our Common Stock, upon the effectiveness of the Charter Amendment, as provided by the Certificate of Designation with respect to the Series A Preferred filed with the State of Nevada on May 15, 2008.  At June 30, 2008, $25,000 principal amount of the 2006 Notes held by one noteholder remained outstanding.

Recent Development

On September 2, 2008, we entered into a credit agreement and a second lien term loan agreement with CIT Capital USA Inc., as administrative agent and lender (the “CIT Credit Facility”). The CIT Credit Facility provides for (i) a $50.0 million senior secured revolving credit facility which is subject to an initial borrowing base of $14.0 million, or an amount determined based on semiannual review of our proved oil and gas reserves, and (ii) a one-time term loan of $22.0 million maturing in three and one-half years.  Advances under the revolver mature in three years and bear interest at LIBOR plus 1.75% to 2.50%, as the case may be.  The term loan bears interest at a rate equal to LIBOR plus 5% during the first twelve months after closing and LIBOR plus 7.50%, thereafter.  As of September 4, 2008, we had drawn down the full amount under the term loan and $11.5 million under the revolver to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Both instruments evidencing the loan arrangements contain various restrictive covenants and financial covenants.  All borrowings under the revolver are secured by a first lien on all of our assets and those of our subsidiaries.  All borrowings under the term loan are secured by a second lien on all of our assets and those of our subsidiaries.

Recent Accounting and Reporting Pronouncements

During February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits all entities to choose, at specified election dates, to measure eligible items at fair value.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are evaluating the impact that this Statement will have on its financial statements.

During September 2006, the FASB issued FASB Statement of Accounting Standards (“SFAS”) No. 157.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute.  This Statement is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact that this Statement will have on its financial statements.

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

The response to this item is included in Item 13 – Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.                            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer, who was hired on May 22, 2008, and prior to that point, by an external consultant.  Our CEO does not possess accounting expertise and our Company does not have an audit committee.  This weakness is due to our lack of working capital to hire additional staff during the period covered by this report.  To remedy this material weakness, with the consummation of the Voyager Acquisition on September 2, 2008,  we intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

Item 8B.                            Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the current directors and executive officers of our Company:

Name of Individual	Age	Position with our Company
Robert P. Munn	49	President, Chief Executive Officer, Chairman and Director
Carl A. Chase	58	Chief Financial Officer and Secretary
Alan D. Gaines	52	Director

The business experience of each director and executive officer of our Company is set forth below:

Robert P. Munn.  Mr. Munn joined our Company on May 22, 2008, as Chief Executive Officer and also serves as a member of our Board, and Chairman.  His work experience spans over 27 years' involvement in the United States and International oil and gas arenas, where he has worked for both small and large independent E&P companies in different basins throughout the United States, the Gulf of Mexico and offshore West Africa.  Prior to joining us, Mr. Munn served as President, Chief Executive Officer and a director of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.), a publicly traded independent E&P company from September 2007 until his resignation in February 2008.  In 2003, he opened the U.S. office for Sterling Energy, PLC and, until September 2007, served as Executive Vice-President and director for Sterling, where he managed the growth of its U.S. operations by successfully adding oil and gas reserves through drilling and acquiring producing properties.  Prior to his tenure with Sterling, Mr. Munn served as Vice-President of Exploration for FW Oil.  From 1987 through 2001, he served in supervisory and senior technical roles with Amerada Hess working in oil and gas basins located both onshore and offshore the United States.  From 1981 to 1987, Mr. Munn worked as an exploration and exploitation geologist for Buckhorn Petroleum and Harper Oil Company in Denver, Colorado.  Mr. Munn received a B.A. degree in Geology from the University of Colorado in 1981.

Carl A. Chase.  Mr. Chase joined our Company on May 22, 2008, as Chief Financial Officer, Secretary and Treasurer.  He has over 33 years' experience with major and independent E&P companies and has held various financial and administrative positions with publicly traded companies.  Most recently, he served as Chief Financial Officer and a director of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.), a publicly traded independent E&P company from August 2004 until his resignation in April 2008.  From May 2007 until March 2008, he served as a consultant and director of Oncolin Therapeutics, Inc., a publicly-traded bio-technology company involved in developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems.  From August 2000 to May 2006, Mr. Chase served as both a consultant and senior vice president to Rockport Healthcare Group, Inc., a publicly-traded preferred provider organization, PPO, for work-related injuries and illnesses.  From 2003 until 2006, Mr. Chase served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP telephony and network and storage solutions infrastructure.  In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.  From August 1999 to May 2000, Mr. Chase was Chief Financial Officer of ClearWorks.net, Inc., an information technology company providing IT consulting and computer hardware and software solutions.  From December 1992 to August 1999, Mr. Chase served as Chief Financial Officer of Bannon Energy Incorporated, a privately held, independent E&P company, where his responsibilities included acquisitions, financing and accounting and administration.  Mr. Chase has held various financial and administrative positions with various oil and gas companies, including Amoco Production Company and Union Pacific Resources Corporation.  Mr. Chase received a Bachelor of Accountancy degree from the University of Oklahoma in 1975.

Alan D. Gaines.  Mr. Gaines served as our Chief Executive Officer from April 2006 to September 2007, as Chairman from April 2006 to May 2008 and a director of our Company since April 2006.  He is currently the Chairman of Dune Energy, Inc., an independent E&P company engaged in the development, exploration and acquisition of oil and gas properties, with operations presently concentrated onshore the Louisiana/Texas Gulf Coast.  He served from April 2005 until August 2008 as Vice-Chairman and from April 2005 until July 18, 2008 as a director of Baseline Oil & Gas Corp., a public company engaged in the development, exploration and acquisition of oil and gas properties.  Mr. Gaines has 25 years’ of experience as an energy investment and merchant banker.  In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services.  Prior to selling his interest in Gaines, Berland, the firm managed or co-managed, and participated in $4 billion of equity and debt financings during a three year period.  He has acted as an advisor to financier Carl Icahn during such corporate takeovers as USX Corporation (Marathon Oil) and Texaco.  Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the SEC.  Based solely on the reports received by us and on written representations from certain reporting persons, we believe that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the year ended June 30, 2008.

Code of Ethics

We have not adopted a Code of Ethics with respect to our directors or officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) because we have not been an operating company.

Audit Committee

Presently we do not have an Audit Committee.

14

Item 10.    Executive Compensation

The following sets forth the annual and long-term compensation received by (i) our Chief Executive Officer ("CEO"), (ii) our two most highly compensated executive officers, if any, other than the CEO, whose total compensation during fiscal year 2008 exceeded $100,000 and who were serving as executive officers at the end of the 2008 fiscal year and (iii) the two most highly compensated former officers (collectively, the "Named Executive Officers"), at our fiscal years ended June 30, 2008 and 2007:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert P. Munn Chief Executive Officer (1)	2008	24,716	--	780,000	738,674	--	--	650	(2)	1,544,040
Carl A. Chase Chief Financial Officer (3)	2008	19,773	--	585,000	554,006	--	--	--		1,158,779
Steven Barrenechea Chief Executive Officer (4)	2008	27,000	--	--	239,423	--	--	--		266,423
Richard Cohen Chief Financial Officer (5)	2008	36,000	--	--	72,564	--	--	--		108,564
	2007	72,000	--	--	294,623	--	--	--		366,623
________________

(1)	Mr. Munn was employed as our Chief Executive Officer on May 22, 2008.

(2)	Includes $650 monthly car allowance.

(3)	Mr. Chase was employed as our Chief Financial Officer on May 22, 2008.

(4)	Mr. Barrenechea served as our Chief Executive Officer and a director from September 2007 until his resignation on May 22, 2008, and continues to be employed by us as an advisor.

(5)	Mr. Cohen served as our Chief Financial Officer until his resignation in January 2008.

The following table indicates the total number and value of exercisable stock options and restricted stock awards held by the Named Executive Officers during the 2008 fiscal year:

Outstanding Equity Awards at June 30, 2008
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
Robert P. Munn, Chief Executive Officer (1)	--	500,000	--	$0.52	5/20/13	1,500,000	(2)	825,000	--	--
	--	500,000	--	$0.57	5/20/13	--		--
	--	500,000	--	$0.62	5/20/13	--		--
Carl A. Chase, Chief Financial Officer (3)	--	375,000	--	$0.52	5/20/13	1,125,000	(4)	618,750	--	--
	--	375,000	--	$0.57	5/20/13	--		--	--	--
	--	375,000	--	$0.62	5/20/13	--		--	--	--
Steven Barrenechea, Chief Executive Officer (5)	--	500,000	--	$0.35	12/29/12	--		--	--	--
	--	250,000	--	$0.52	2/27/13	--		--	--	--
Richard Cohen, Chief Financial Officer (6)	--	250,000	--	$0.30	5/22/12	--		--	--	--
	--	250,000	--	$0.35	10/26/12	--		--	--	--
____________

(1)	Mr. Munn was employed as our Chief Executive Officer on May 22, 2008.

(2)
Restricted Stock Awards vest with respect to 1/3rd of the total shares, or 500,000 shares, awarded on each of the effective date of the Charter Amendment and the first and second year anniversary of the grant date.

(3)	Mr. Chase was employed as our Chief Financial Officer on May 22, 2008.

(4)
Restricted Stock Awards vest with respect to 1/3rd of the total shares, or 375,000 shares, awarded on each of the effective date of the Charter Amendment and the first and second year anniversary of the grant date.

(5)	Mr. Barrenechea served as our Chief Executive Officer and a director from September 2007 until his resignation on May 22, 2008, and continues to be employed by us as an advisor.

(6)	Mr. Cohen served as our Chief Financial Officer until his resignation in January 2008.

On May 22, 2008, Steven Barrenechea resigned as our President, Chief Executive Officer and acting Chief Financial Officer and Robert P. Munn and Carl A. Chase were appointed our President and Chief Executive Officer, and Chief Financial Officer, respectively.

Employment Agreements

We currently have in place employment agreements with respect to our principal executive and financial officers, providing for the following:

•
Robert P. Munn to serve as our President and Chief Executive Officer, at an initial annual base salary of $225,000, which base salary shall increase to $260,000 at the first anniversary date of his employment, subject to increase upon review of our Board; and

•
Carl A. Chase to serve as our Chief Financial Officer, at an initial annual base salary of $180,000, which base salary shall increase to $210,000 at the first anniversary date of his employment, subject to increase upon review of our Board.

The initial term of employment under the Employment Agreements is two (2) years, unless earlier terminated by us or the executive officer by reason of death, disability, without cause, for cause, for "good reason," change of control or otherwise.

In addition to their base salaries, Messrs. Munn and Chase are guaranteed an annual bonus of $45,000 and $36,000, respectively, on the first year anniversary and an amount up to 100% and 75%, respectively, of such officer's then applicable base salary, as determined by our Board or committee thereof, based on such officer's performance and achievement of quantitative and qualitative criteria set by our Board, for such year.  Each of Messrs. Munn and Chase is further eligible under his employment agreement to participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or benefit plans offered or made available to our senior officers.

Upon termination of an officer without "cause", upon the resignation of either officer for "good reason", or upon his termination following a "change of control" (each as defined in the employment agreements), such officer will be entitled to receive from us, in addition to his then current base salary through the date of resignation or termination, as applicable, and pro rata bonus and fringe benefits otherwise due and unpaid at the time of resignation or termination, a severance payment equal to twelve (12) months base salary at the then current rate plus pro rata performance bonus earned and unpaid through the date of termination or resignation, as applicable.  Each such officer shall also be entitled to any unpaid bonus from the preceding year of employment, and any restricted stock granted to him shall immediately vest and all other stock options or grants, if any, made to him pursuant to any incentive or benefit plans then in effect shall vest and be exercisable, as applicable, in accordance with the terms of any such plans or agreements.

We have also agreed to pay these executive officers an additional gross-up amount equal to all Federal, state or local taxes that may be imposed upon them by reason of the severance payments.Each of Messrs. Munn and Chase have agreed that, during the respective term of his employment and for a one-year period after his termination (other than termination by him for good reason or by us without cause or following a change of control), not to engage, directly or indirectly, as an owner, employee, consultant or otherwise, in any business engaged in the exploration, drilling or production of natural gas or oil within any five (5) mile radius from any property that we then have an ownership, leasehold or participation interest.  Each officer is further prohibited during the above time period from soliciting or inducing, directly or indirectly, any of our then-current employees or customers, or any customers of ours during the one year preceding the termination of his employment.

Restricted Stock Agreements

Pursuant to the restricted stock agreements, we have agreed upon the effectiveness of the Charter Amendment to grant restricted stock awards to each of Messrs. Munn and Chase, as follows:

•
1,500,000 shares of our Common Stock to Mr. Munn, which vest equally as to one-third of the shares over a two year period, commencing on the effective date of the Charter Amendment in the State of Nevada and each of the first and second year anniversary of the grant date;

•
1,125,000 shares of our Common Stock to Mr. Chase, which vest equally as to one-third of the shares over a two year period, commencing on the effective date of the Charter Amendment in the State of Nevada and each of the first and second year anniversary of the grant date.

The above vesting schedule is subject to the officer being continuously employed by us at the applicable vesting date.

As provided in the restricted stock agreements, we have also agreed to pay each above executive officer an additional gross-up amount equal to all federal, state or local taxes imposed upon him by reason of the restricted stock awards.

Each officer has, with respect to all of the restricted shares (whether then vested or not), all of the rights of a holder of our Common Stock, including the right to vote such shares and to receive dividend as may be declared.  Notwithstanding the proceeding sentence, the restricted stock shall not be transferable until and unless they have become vested in accordance with the vesting schedule.

Option Agreements

As part of the employment agreement with Mr. Munn, on May 22, 2008, we granted stock options, exercisable for up to 1,500,000 shares of our Common Stock, as follows:

•
option exercisable for up to 500,000 shares, at an exercise price of $0.52 per share (the closing price of our Common Stock, as reported by the OTC Bulletin Board on May 22, 2008), which option vests with respect to these shares on the effectiveness of the Charter Amendment in the State of Nevada;

•	option exercisable for up to 500,000 shares, at an exercise price of $0.57 per share, which option vests with respect to these shares on May 22, 2009; and
•	option exercisable for up to 500,000 shares, at an exercise price of $0.62 per share, which option vests with respect to these shares on May 22, 2010.

As part of the Employment Agreement with Mr. Chase, on May 22, 2008 we granted stock options, exercisable for up to 1,125,000 shares of our Common Stock, as follows:

•
option to Mr. Chase for up to 375,000 shares, at an exercise price of $0.52 per share (the closing price of our Common Stock, as reported by the OTC Bulletin Board on May 22, 2008), which option vests with respect to these shares upon the effectiveness of the Charter Amendment in the State of Nevada;

•	option to Mr. Chase for up to 375,000 shares, at an exercise price of $0.57 per share, which option vests with respect to these shares on May 22, 2009; and
•	option to Mr. Chase for up to 375,000 shares, at an exercise price of $0.62 per share, which option vests with respect to these shares on May 22, 2010.

Options vesting on May 22, 2009 and May 22, 2010 are subject to acceleration in the event we undergo a "change of control" while such executive officer is still employed by us.  All options expire on May 22, 2015.

The holders of the options shall have none of the rights and privileges of a stockholder of our Company with respect to any of the underlying shares of Common Stock, in whole or in part, prior to the exercise of the options with respect to such underlying shares.

We granted "piggy-back" registration rights to the option holders affording each of them the opportunity to include for sale in any registration statement under the Securities Act (other than in connection with a Form S-8 or any successor form registering any employment benefit plan ) we propose to file with respect to our securities any time during the next five (5) years, commencing May 22, 2009.

2004 Non-Statutory Stock Option Plan

Pursuant to the May 14, 2004 Board’s approval and subsequent stockholder approval, our Company adopted our 2004 Non-Statutory Stock Option Plan (the "Plan") whereby we reserved for issuance up to 1,500,000 shares of our Common Stock.  Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code.  Nonqualified options have two disadvantages compared to incentive stock options.  One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains.  We may file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of Common Stock underlying the options in the Plan.

As of June 30, 2008, no options have been issued under the Plan.

As previously indicated, our Board, on May 14, 2004, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of our Company and our subsidiaries, if any.  The Board believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates.  In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants.  We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.  The Board believes that important advantages to ABC are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

The principal terms of the Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan, a copy of which has been filed as an exhibit to our registration statement of which this prospectus is a part.

Summary Description of the ABC Funding Inc, Inc. 2004 Non-Statutory Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, our Company and our subsidiaries, if any, with additional incentives by increasing their ownership interest in our Company.  Directors, officers and other employees of our Company and our subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. T he Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.  Further, NSO's have two disadvantages compared to ISO's in that recipients of NSO's must report taxable income at the time of NSO option exercise and income from NSO's is treated as compensation which is taxed at higher rates than long-term capital gains.

Our Board or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed ten (10) years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate fifteen (15) months thereafter; and (c) if such termination is for cause (as determined by our Board and/or compensation committee), such options shall terminate immediately.  Unless otherwise determined by our Board or compensation committee, the exercise price per share of Common Stock subject to an option shall be equal to no less than ten percent (10%) of the fair market value of the Common Stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by our Board without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the Common Stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

•	decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or
•	extend the NSO period, or
•	materially increase the benefits accruing to Plan participants, or
•	materially modify Plan participation eligibility requirements, or
•	extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by our Board except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Director Compensation

Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 4, 2008 by (i) each person who, to our knowledge, beneficially owns more than five percent (5%) of the outstanding shares of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group.  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.  We have 23,363,136 shares of Common Stock outstanding as of September 4, 2008.

Name of Beneficial Owner	Amount (1)	Percent of Class
Directors and Executive Officers (2)
Robert P. Munn, President, Chief Executive Officer and Director	1,000,000 (3)	4.1%
Alan D. Gaines, Director	11,151,000(4)	47.7%
Carl A. Chase, Chief Financial Officer	750,000 (5)	3.1%
Officers and Directors as a Group (3 persons)	12,901,000 (3) (4) (5)	51.4%
Five Percent and Above Holders
Amiel David	5,000,000 (6)	17.8%
Natural Gas Partners VII, LP	17,500,000 (7)	42.8%
CIT Capital USA Inc.	24,199,996 (8)	50.9%
_____________________

(1)
For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days from the date hereof, have been exercised.

(2)	The address for each of our officers and directors is 4606 FM 1960 West, Suite 400, Houston, Texas 77069.

(3)
Represents (i) option exercisable to purchase 500,000 shares of our Common Stock at a purchase price of $0.52 per share, which option will be exercisable upon the effectiveness of the Charter Amendment and (ii) 500,000 shares of restricted stock awarded May 22, 2008, issuable upon the effectiveness of the Charter Amendment.  Excludes (i) options to purchase 500,000 shares at $0.57 per share and options to purchase 500,000 shares at $0.62, per share, which options become exercisable on May 22, 2009 and 2010, respectively, and (ii) 500,000 shares of restricted stock that vest on May 22, 2009 and 500,000 shares of restricted stock that vests on May 22, 2010.

(4)
Excludes an aggregate of 3,000,000 shares of Common Stock held by two sons and a daughter of Mr. Gaines, each of whom is more than 18 years of age, which shares Mr. Gaines may be deemed a beneficial owner thereof because of such relationship.  Mr. Gaines expressly disclaims beneficial ownership of these securities, and this report shall not be deemed to be an admission that he is the beneficial owner of these securities for purposes of Sections 13(d) or 16 or for any other purpose.

(5)
Represents (i) option exercisable to purchase 375,000 shares of our Common Stock at a purchase price of $0.52 per share, which option will be exercisable upon the effectiveness of the Charter Amendment and (ii) 375,000 shares of restricted stock awarded May 22, 2008, issuable upon the effectiveness of the Charter Amendment.  Excludes (i) options to purchase 375,000 shares at $0.57 per share and options to purchase 375,000 shares at $0.62 per share, which options become exercisable on May 22, 2009 and 2010, respectively, and (ii) 375,000 shares of restricted stock that vest on May 22, 2009 and 375,000 shares of restricted stock that vests on May 22, 2010.

(6)
Includes (i) options currently exercisable at $0.35 per share for an aggregate of 1,500,000 shares of Common Stock and (ii) option currently exercisable at $0.53 per share for 3,300,00 shares of Common Stock.  Mr. David’s address is 5707 Spanish Oak Drive, Houston, Texas 77066.

(7)
Represents 17,500,000 shares of our Common Stock underlying 10,000 shares of Series D Preferred issued by us in the Voyager Acquisition which automatically convert upon the effectiveness of the Charter Amendment. Holder’s address is c/o Natural Gas Partners, 125 E. John Carpenter Fwy., Ste. 600, Irving, TX  75062

(8)
Represents up to 24,199,996 shares of our Common Stock underlying a warrant we granted in connection with the CIT Credit Facility, which warrant is exercisable upon the effectiveness of the Charter Amendment at an exercise price of $0.35 per share, subject to adjustments and full-ratchet protection under certain circumstances.  CIT Capital USA Inc.’s address is 505 Fifth Avenue, 10th Floor, New York, NY 10017.

Change in Control

In connection with the Voyager Acquisition, we issued 10,000 shares of our Series D Preferred, which shares will automatically convert into 17.5 million shares of our Common Stock upon the effectiveness of the Charter Amendment, as provided by our Certificate of Designation with respect to the Series D Preferred filed with the State of Nevada on August 27, 2008.  After giving effect to the issuance of shares of Common Stock under the Series D Preferred, and assuming no additional issuance of our securities, the shares of Common Stock issuable upon conversion of the Series D Preferred represents a ownership interest of approximately 42.8% of our issued and outstanding shares.

Item 12.                            Certain Relationships and Related Transactions.

Except as set forth below, since July 1, 2007 there have been no transactions, or currently proposed transactions, of an amount exceeding or to exceed $120,000, to which we were or are to be a party, in which any of  our executive officers, directors or other Related Party (as defined below) had or is to have a direct or indirect material interest.

On August 20, 2008, we issued 500 shares of our newly designated Series C Preferred (defined below) to Alan D. Gaines, our largest stockholder and a director of our Company, in exchange for the cancellation of a promissory note made by us in favor of Mr. Gaines, in the principal amount of $50,000.  In addition to these shares of Series C Preferred, on August 20, 2008 we also issued an additional 500 shares of Series C Preferred to Mr. Gaines for cash consideration of $50,000.  The Series C Preferred are automatically redeemable by our Company at the rate of $100 for every one (1) share of Series C Preferred being redeemed upon the closing of a debt or equity financing whereby we realize gross proceeds in excess of $5,000,000.  Shares of preferred stock, $.001 par value, designated out of our authorized “blank check preferred stock” by our Board as “Series C Preferred Stock” (the “Series C Preferred”), have the rights, preferences, powers, restrictions and obligations set forth in the Certificate of Designation filed with the Secretary of State of the State of Nevada on August 20, 2008, including the redemption rights referenced above.  However, holders of the Series C Preferred are not entitled to any dividends, preemption, voting, conversion or other rights as a stockholder of our Company.

Pursuant to the April 2006 Stock Transaction, Energy Venture acquired 8,200,000 of the issued and outstanding shares of our Common Stock.  After giving effect to the stock transaction, Mr. Gaines, on of our directors, became an indirect owner of 8,200,000 shares of the Common Stock acquired (or otherwise previously owned) by Energy Venture as a result of his controlling interest in Energy Venture, in which he served as a director and owned a majority of the issued and outstanding shares of its capital stock.  Such securities ownership represented 82% of the then issued and outstanding shares of our Common Stock and a controlling interest.  By reason of the April 2006 Stock Transaction, Mr. Gaines became a director of our Company at that time.

For purposes hereof, “Related Party” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our Company’s voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

Item 13.                            Exhibits.

Exhibit Nos.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of May 26, 2006, among the Company, Energy Venture and EVI Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report, filed June 2, 2006).

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

4.2	Certificate of Designation, dated May 15, 2008, with respect to Series A Preferred Stock (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed May 21, 2008).
4.3	Certificate of Designation, dated May 15, 2008, with respect to Series B Preferred Stock (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed May 21, 2008).
4.4	Certificate of Designation, dated August 19, 2008, with respect to Series C Preferred Stock (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed August 21, 2008).
4.4
Form of Registration Rights Agreement, dated May 21, 2008, among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 99.10 to the Company’s Form 8-K report, filed May 23, 2008).

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

10.2.2
Amendment to Stock Purchase Agreement dated April 28, 2006 among Energy Venture and each of the named selling stockholders of the Company (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K report, filed April 28, 2006).

10.3
Form of Stock Option Agreement issued by Energy Venture (and assumed by the Company) to the Optionees (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB, filed September 28, 2006).

10.4
Form of Agreement between the Company and the holders of the Company's 10% Convertible Promissory Note (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB, filed September 27, 2007).

10.5
Stock Purchase and Sale Agreement, dated May 22, 2008, among the Company, Voyager Gas Holdings, L.P. and Voyager Gas Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed May 23, 2008).

10.6
Form of Exchange Agreement between the Company and the 12% Note holders, with respect to Series A Preferred (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed May 23, 2008).

10.7
Form of Exchange Agreement between the Company and the 10% Note holder, with respect to Series B Preferred (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K report, filed May 23, 2008).

10.8
Form of Securities Purchase Agreement, dated May 21, 2008, among the Company and the purchasers named therein (the "Purchasers") (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K report, filed May 23, 2008).

10.9
Form of Senior Secured Convertible Debenture due September 29, 2008, from the Company to the Purchasers (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K report, filed May 23, 2008).

10.10	Form of Common Stock Purchase Warrant, dated May 21, 2008, from the Company to the Purchasers (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K report, filed May 23, 2008).
10.11
Form of Security Agreement, dated May 21, 2008, among the Company, Energy Venture, Inc. and the Purchasers (incorporated herein by reference to Exhibit 99.7 to the Company’s Form 8-K report, filed May 23, 2008).

10.12
Form of Subsidiary Guarantee, dated May 21, 2008, by Energy Venture, Inc. for the benefit of the Purchasers (incorporated herein by reference to Exhibit 99.8 to the Company’s Form 8-K report, filed May 23, 2008).

10.13
Form of Security and Pledge Agreement, dated May 21, 2008, among the Company, each of Alan Gaines, Brent Gaines, Derek Gaines and Ilana Gaines, as Pledgors, and the Purchasers (incorporated herein by reference to Exhibit 99.9 to the Company’s Form 8-K report, filed May 23, 2008).

10.14	Employment Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.11 to the Company’s Form 8-K report, filed May 23, 2008).
10.15	Employment Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.12 to the Company’s Form 8-K report, filed May 23, 2008).
10.16	Restricted Stock Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.13 to the Company’s Form 8-K report, filed May 23, 2008).
10.17	Restricted Stock Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.14 to the Company’s Form 8-K report, filed May 23, 2008).
10.18	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.15 to the Company’s Form 8-K report, filed May 23, 2008).
10.19	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.16 to the Company’s Form 8-K report, filed May 23, 2008).
10.20	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.17 to the Company’s Form 8-K report, filed May 23, 2008).
10.21	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.18 to the Company’s Form 8-K report, filed May 23, 2008).
10.22	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.19 to the Company’s Form 8-K report, filed May 23, 2008).
10.23	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.20 to the Company’s Form 8-K report, filed May 23, 2008).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
________________

Numbers with (*) indicate exhibits that are filed herewith.

Item 14.                            Principal Accountant Fees and Services.

For fiscal year 2008 and fiscal year 2007, the aggregate fees billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

	Fiscal Year Ended
	June 30, 2008	June 30, 2007
Audit fees	$39,038	$29,899
Audit-related fees	$--	$--
Tax fees	$--	$5,610
All other fees	$--	$--

As of June 30, 2008, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

Index to Financial Statements

Description of Exhibit	Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at June 30, 2008 and 2007	F-3
Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007 and the Period February 21, 2006 (Inception) through June 30, 2008	F-4
Consolidated Statement of Changes in Stockholders’ Deficit for the Years Ended June 30, 2008 and 2007 and the Period February 21, 2006 (Inception) through June 30, 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007 and the Period February 21, 2006 (Inception) through June 30, 2008	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ABC Funding, Inc.
(a Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of ABC Funding, Inc. ("the Company") (a Development Stage Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for the years ended June 30, 2008 and 2007, and for the period from February 21, 2006 (inception) through June 30, 2008, respectively.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
    www.malone-bailey.com
    Houston, Texas

September 8, 2008

ABC FUNDING, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND 2007

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$12,158	$550,394
Prepaid expenses and other current assets	31,215	30,428
Deferred financing costs, net of amortization of $55,871	143,472	--
Total current assets	186,845	580,822
Acquisition costs	976,284	--
Fixed assets, net of accumulated depreciation of $183	7,881	--
Total assets	$1,171,010	$580,822

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$404,027	$7,180
Accounts payable – related parties	20,825	--
Accrued liabilities	1,397	188,996
Convertible debt, net of unamortized discount of $0 and $36,973 at June 30, 2008 and 2007, respectively	25,000	1,463,027
Senior secured convertible debentures, net of unamortized discount of $778,362	121,638	--
Derivative liabilities	11,893,573	--
Total current liabilities	12,466,460	1,659,203

Commitments and contingencies	--	--

Stockholders’ deficit:
Preferred stock - 863,505 undesignated authorized, $0.001 par value at June 30, 2008 and 2007
Series A Preferred stock, $0.001 par value, 99,395 authorized and outstanding at June 30, 2008	99	--
Series B Preferred stock, $0.001 par value, 37,100 authorized and outstanding at June 30, 2008	37	--
Common stock, $0.001 par value, 24,000,000 shares authorized, 24,378,376 and 22,065,000 issued and outstanding at June 30, 2008 and 2007, respectively	24,378	22,065
Additional paid-in capital	769,318	1,244,765
Deficit accumulated during the development stage	(12,089,282)	(2,345,211)
Total stockholders’ deficit	(11,295,450)	(1,078,381)
Total liabilities and stockholders' deficit	$1,171,010	$580,822

See the accompanying summary of accounting policies and notes to financial statements.

ABC FUNDING, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND
THE PERIOD FEBRUARY 21, 2006 (INCEPTION) THROUGH JUNE 30, 2008

			February 21,
			2006
			(Inception)
			Through
	Years Ended June 30,		June 30,
	2008	2007	2008

General and administrative:
Payroll and related expenses	$3,593,652	$589,346	$4,608,516
Office and administration	40,263	72,216	123,491
Professional fees	307,508	267,945	732,294
Depreciation expense	183	--	183
Other	110,755	14,319	567,414
Total general and administrative	4,052,361	943,826	6,031,898

Other income (expense):
Interest income	5,174	31,163	41,523
Interest expense	(2,039,213)	(332,329)	(2,441,236)
Change in fair value of derivatives	(3,657,671)	--	(3,657,671)
Total other expense	(5,691,710)	(301,166)	(6,057,384)
Net loss	$(9,744,071)	$(1,244,992)	$(12,089,282)

Net loss per share: Basic and diluted	$(0.42)	$(0.06)

Weighted average common shares outstanding: Basic and diluted	23,067,241	22,065,000

See the accompanying summary of accounting policies and notes to financial statements.

ABC FUNDING, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND
THE PERIOD FEBRUARY 21, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	Series A Preferred		Series B Preferred		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, February 21, 2006	--	$--	--	$--	--	$--	$--	$--	$--
Proceeds from issuance of common stock	--	--	--	--	19,665,000	19,665	(17,698)	--	1,967
Proceeds from issuance of common stock to note holders	--	--	--	--	600,000	600	249,400	--	250,000
Shares issued in reverse merger	--	--	--	--	1,800,000	1,800	(1,800)	--	--
Stock based compensation	--	--	--	--	--	--	425,518	--	425,518
Net loss	--	--	--	--	--	--	--	(1,100,219)	(1,100,219)
Balance, June 30, 2006	--	--	--	--	22,065,000	22,065	655,420	(1,100,219)	(422,734)
Stock based compensation	--	--	--	--	--	--	589,345	--	589,345
Net loss	--	--	--	--	--	--	--	(1,244,992)	(1,244,992)
Balance, June 30, 2007	--	--	--	--	22,065,000	22,065	1,244,765	(2,345,211)	(1,078,381)
Shares issued for services	--	--	--	--	1,365,240	1,365	672,060	--	673,425
Stock based compensation	--	--	--	--	--	--	2,865,196	--	2,865,196
Convertible debenture tainted warrants	--	--	--	--	--	--	(5,856,395)	--	(5,856,395)
Stock issued for note extensions	--	--	--	--	218,000	218	97,882	--	98,100
Stock issued with convertible notes	--	--	--	--	200,004	200	58,133	--	58,333
Beneficial conversion feature related to convertible notes	--	--	--	--	--	--	58,333	--	58,333
Stock issued for payment of interest	--	--	--	--	530,132	530	264,530	--	265,060
Preferred stock issued for note conversions	96,500	96	35,000	35	--	--	1,314,869	--	1,315,000
Preferred stock issued for payment of interest	2,895	3	2,100	2	--	--	49,945	--	49,950
Net loss	--	--	--	--	--	--	--	(9,744,071)	(9,744,071)
Balance, June 30, 2008	99,395	$99	37,100	$37	24,378,376	$24,378	$769,318	$(12,089,282)	$(11,295,450)

See the accompanying summary of accounting policies and notes to financial statements.

ABC FUNDING, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND
THE PERIOD FEBRUARY 21, 2006 (INCEPTION) THROUGH JUNE 30, 2008

			February 21,
			2006
			(Inception)
			Through
	Years Ended June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(9,744,071)	$(1,244,992)	$(12,089,282)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	183	--	183
Share based compensation	3,538,621	589,345	4,553,484
Common stock issued for interest	225,704	--	225,704
Preferred stock issued for interest	49,950	--	49,950
Common stock issued for loan extensions	98,100	--	98,100
Amortization of deferred financing costs	55,871	--	55,871
Amortization of debt discounts	1,743,593	182,482	1,956,620
Change in fair value of derivatives	3,657,671	--	3,657,671
Changes in assets and liabilities:
Prepaid and other current assets	896	36,033	(29,532)
Accounts payable, related parties and other	417,672	(56,407)	424,852
Accrued liabilities	(148,245)	134,417	40,751
Net cash used in operating activities	(104,055)	(359,122)	(1,055,628)
Cash flows from investing activities:
Acquisition costs of oil and gas properties	(976,284)	--	(976,284)
Purchase of fixed assets	(8,064)	--	(8,064)
Deposits	(1,682)	--	(1,682)
Net cash used in investing activities	(986,030)	--	(986,030)
Cash flows from financing activities:
Proceeds from sale of common stock	--	--	1,967
Proceeds from convertible debentures	800,000	--	800,000
Debt issuance costs	(88,151)	--	(88,151)
Proceeds from convertible notes	350,000	15,000	1,850,000
Repayment of convertible notes	(510,000)	--	(510,000)
Net cash provided by financing activities	551,849	15,000	2,053,816
Net increase (decrease) in cash	(538,236)	(344,122)	12,158
Cash at beginning of period	550,394	894,516	--
Cash at end of period	$12,158	$550,394	$12,158
Supplemental information:
Cash paid for interest	$14,637	$--	$14,637
Cash paid for income taxes	$--	$--	$--

See the accompanying summary of accounting policies and notes to financial statements.

ABC FUNDING, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007 AND
THE PERIOD FEBRUARY 21, 2006 (INCEPTION) THROUGH JUNE 30, 2008
(Continued)

	Years Ended June 30,
	2008	2007

Non-Cash Investing and Financing Activities:
Common shares issued in payment of interest	$39,355	$--
Preferred shares issued in payment of principal	$1,315,000	$--
Warrants issued for convertible debenture commission	$111,192	$--
Discount for beneficial conversion feature and debt discount	$116,666	$--

See the accompanying summary of accounting policies and notes to financial statements.

ABC FUNDING, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1.                       ORGANIZATION AND BASIS OF PREPARATION

Headquartered in Houston, Texas, ABC Funding, Inc. (the “Company”, “ABC”, “we” or “us”), is a development stage company incorporated in Nevada, with our primary business focus to engage in the acquisition, exploitation and development of properties for the production of crude oil and natural gas.  We intend to explore for oil and gas reserves through the drill bit and acquire established oil and gas properties.  We intend to exploit oil and gas properties through the application of conventional and specialized technology to increase production, ultimate recoveries, or both, and participate in joint venture drilling programs with repeatable low risk results.

We were incorporated in Nevada on May 13, 2004.  In May 2006, Energy Venture, Inc., a Delaware corporation ("EV Delaware") merged into EVI Acquisition Corp. ("EVI"), a wholly-owned subsidiary of ABC.  In connection with the merger, EVI, a Nevada corporation, changed its name to Energy Venture, Inc. ("EV Nevada").  The merger transaction was accounted for as a reverse merger with EV Delaware being deemed the acquiring entity for financial accounting purposes.  Thus, the historical financial statements of the Company prior to the effective date of the merger have been restated to be those of EV Delaware.  Since the merger, we have primarily been involved in conducting business planning and capital-raising activities.

      As of June 30, 2008, we have one subsidiary, Energy Venture, Inc., a Nevada corporation.  Energy Venture, Inc. currently has no operations, assets or liabilities.  However, we intend to use this subsidiary in the future as an operating company to perform the operations of our oil and gas business.

The consolidated financial statements include the accounts of ABC Funding, Inc. and its subsidiary, which is wholly owned.  All inter-company transactions are eliminated upon consolidation.

NOTE 2.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  There were no revenues from inception (February 21, 2006) through June 30, 2008.

Income Taxes.  We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Share.  We compute net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings per Share”.  Basic net income (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of our Common Stock outstanding during the period.  Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of our convertible preferred stock.

    During the year ended June 30, 2008, convertible preferred stock convertible into 3,048,218 shares of common stock; a convertible note and accrued interest convertible into 52,000 shares of common stock; vested options to purchase 11,150,000 shares of common stock; convertible debt convertible into 2,777,273 shares of common stock; and warrants to purchase 3,225,000 shares of common stock were excluded from the calculation of net loss per share since their inclusion would have been anti-dilutive.  During the year ended June 30, 2007, convertible debt and accrued interest, convertible into 3,377,992 shares of common stock and vested stock options to purchase 3,650,000 shares of common stock were excluded from the calculation of net loss per share since their inclusion would have been anti-dilutive.  During the year ended June 30, 2007, there was no convertible preferred stock outstanding.

Stock Based Compensation.  In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments" ("FAS 123R").  We adopted the disclosure requirements of FAS 123R as of July 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R.  FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

Valuation of the Embedded and Warrant Derivatives.  The valuation of our embedded derivatives and warrant derivatives is determined primarily by a lattice model using probability weighted discounted cash flow based upon future projections over a range of potential outcomes and the Black-Scholes option pricing model.  An embedded debenture derivative is a derivative instrument that is embedded within a contract, which under the convertible debenture (the host contract) includes the right to convert the debenture by the holder, reset provisions with respect to the conversion provisions, call/redemption options and liquidated damages.  In accordance with FASB Statement 133, as amended, Accounting for Derivative Instrumments and Hedging Activities, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  A warrant derivative liability is determined in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19").  Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss charge that reduces earnings and earnings per share.  When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

    To determine the fair value of our embedded derivativs, management evaluates assumptions regarding the probability of certain events.  Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term.  The fair value recorded for the derivative liability varies from period to period.  This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable.  The carrying amounts of cash and cash equivalents, accounts payable and notes payable approximate fair value due to the highly liquid nature of these short-term instruments.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements.   During February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits all entities to choose, at specified election dates, to measure eligible items at fair value.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are evaluating the impact that this Statement will have on our financial statements.

During September 2006, the FASB issued FASB Statement of Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute.  This Statement is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact that this Statement will have on our financial statements.

NOTE 3.                      ACQUISITION COSTS

We have entered into a stock purchase and sale agreement to acquire from Voyager Gas Holdings, L.P. all of the issued and outstanding shares of common stock of Voyager Gas Corporation, a Delaware corporation.  (See Note 8. “Subsequent Events”).  The following table summarizes costs incurred pursuant to the acquisition as of June 30, 2008.

Acquisition costs:
Earnest money deposit	$800,000
Legal fees	99,731
Third party engineering fees	71,915
Other	4,638
Total acquisition costs	$976,284

NOTE 4.                      NOTES PAYABLE

Convertible Debentures

On May 21, 2008, we entered into a Securities Purchase Agreement with those purchasers identified therein (the “Bridge Financing”), whereby we received proceeds of $800,000 evidenced by senior secured convertible debentures (the “Debentures”) with a principal amount of $900,000, issued at a discount of $100,000.  The proceeds from the Debentures were used to fund our payment of the deposit under the Voyager Gas Corporation stock purchase and sale agreement (the “Voyager Agreement”).

The Debentures mature the earlier of September 29, 2008, or the closing date under the Voyager Agreement, and may be satisfied in full by our payment of the aggregate redemption price of $900,000 or, at the election of the purchasers, by the conversion of the Debentures into shares of our common stock (the “Conversion Shares”), at an initial conversion price of $0.33, subject to adjustments and full-ratchet protection under certain circumstances.  Alternatively, the purchasers may elect to participate in a Subsequent Financing (as such term is defined in the Securities Purchase Agreement) by exchanging all or some of their Debentures for securities issued in the Subsequent Financing, upon the same terms being offered under the Subsequent Financing.

Under the Debentures, so long as any portion of the Debentures remain outstanding, we are precluded from incurring additional indebtedness or suffering additional liens on our property, subject to limited exceptions therein, including, without limitation, such indebtedness incurred by us in connection with the financing of the consideration owing under the Voyager Agreement.

As additional consideration for the bridge loan evidenced by the Debentures, we issued common stock purchase warrants to the purchasers and their affiliates, exercisable to purchase up to 3,000,000 shares of our common stock (the “Warrant Shares”), based upon an initial exercise price of $0.33 subject to adjustments and full-ratchet protection under certain circumstances.

Our performance under the Debentures, including payment of the redemption amount thereof or conversion thereunder, is secured by (i) our grant of a security interest and first lien on all of our existing and after-acquired assets, (ii) the guarantee of our wholly-owned subsidiary, Energy Venture, Inc., and (iii) the pledge of an aggregate of 14,151,000 shares of our common stock currently held by Mr. Alan D. Gaines, one of our directors, and his affiliates, which pledged shares represent approximately 60.6% of the shares of our common stock issued and outstanding as of the grant date.

We incurred debt issuance costs of $199,343 associated with the issuance of the Debentures.  These costs were capitalized as deferred financing costs and are being amortized over the life of the Debentures using the effective interest method.  Amortization expense related to the deferred financing costs was $55,871 for the period May 21, 2008 through June 30, 2008.

Common shares issuable if the Debentures were converted would exceed the number of authorized shares we have available for issuance.  In addition, the Debentures contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS No. 133 and EITF 00-19.  We evaluated the application of SFAS No. 133 and EITF 00-19 and determined the various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Debentures, the call/redemption options and liquidated damages.  The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Debentures of the value at inception.  The value of the embedded derivative at issuance exceeded the notional amount of the loan, and the excess amount was expensed to interest in the amount of $1,468,316.  The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Debentures.  At June 30, 2008, $121,638 has been amortized with an unamortized discount balance remaining of $778,362.

Due to the insufficient unissued authorized shares to share settle the Debentures, this caused other convertible instruments, specifically the Series A and B Preferred, the convertible note and non-employee stock options, to also be classified as derivative liabilities under FAS 133.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  At June 30, 2008, the aggregate derivative liability was $11,893,573.

On September 2, 2008, we satisfied in full the Debentures by repayment of $450,000 of principal with funds advanced under the CIT Credit Facility (as defined in Note 8 hereto) and by delivery of shares of our Series E Preferred in exchange for the principal amount of $450,000, which shares of preferred stock automatically convert into an aggregate of 1,363,636 shares of our common stock, based upon an implied conversion price of $0.33 per share of common stock upon the effectiveness of the Charter Amendment.

Probability - Weighted Expected Cash Flow Methodology

Assumptions:  Single Compound Embedded Derivative within Debentures

	Transaction Date	As of
	May 21, 2008	June 30, 2008
Risk free interest rate	4.53%	4.59%
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.14%	29.20%
Future projected volatility	150.00%	150.00%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the single compound embedded derivatives, the warrants issued with the Debentures and the other tainted convertible instruments and options was recorded at $1,470,868 and $5,967,587, respectively, on May 21, 2008.  Consequently, the Debentures were initially recorded at zero, after application of the discounts.  The unamortized discount will be accreted to interest expense using the effective interest method over the life of the Debentures.  The total accretion expense was $121,638 for the period May 21, 2008 through June 30, 2008.  The remaining value of $1,468,316 was expensed at inception to interest expense since the total fair value of the derivatives at inception exceeded the face value of the Debentures.  The effective interest rate on the Debentures is 1,441.9%.

So long as the Debentures were outstanding, they were potentially convertible into an unlimited number of common shares, resulting in us no longer having the control to physically or net share settle existing non-employee stock options.  Thus under EITF 00-19, all non-employee stock options that are exercisable during the period that the Debentures are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

As of the date of issuance of the notes on May 21, 2008, the fair value of options to purchase 8,900,000 shares and other tainted convertible instruments totaling $5,856,395 was reclassified to the liability caption “Derivative liabilities” from additional paid-in capital.  The change in fair value of $2,703,694 as of June 30, 2008, has been included in earnings under the caption “Change in fair value of derivatives.”

Variables used in the Black-Scholes option-pricing model include: (1) 4.53% to 4.59% risk-free interest rate; (2) expected warrant life is the actual remaining life of the warrant as of each period end; (3) expected volatility is 150.00%; and (4) zero expected dividends.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value.  These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the income statement.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of inception (May 21, 2008) and through June 30, 2008 are as follows:

		Liability As of
	May 21, 2008	June 30, 2008
Derivative liability – single compound embedded derivatives within the debentures	$797,447	$797,447
Derivative liability – warrants, non-employee options and other tainted convertible instruments	7,438,455	7,438,455
Net change in fair value of derivatives	--	3,657,671
Derivative liabilities	$8,235,902	$11,893,573

The following summarizes the financial presentation of the Debentures at inception (May 21, 2008) and at June 30, 2008:

	At Inception	As of
	May 21, 2008	June 30, 2008
Notional amount of debentures	$900,000	$900,000
Adjustments:
Discount for single compounded embedded derivatives within debentures and original issue discount	(900,000)	(900,000)
Amortized discount on debentures	--	121,638
Convertible debentures balance, net	$--	$121,638

Convertible Notes

At June 30, 2008 and 2007, convertible short-term debt consisted of the following:

	June 30,
	2008	2007
12% convertible notes due February 28, 2008	$25,000	$1,500,000
Unamortized discount	--	(36,973)
Total convertible debt	$25,000	$1,463,027

2006 Convertible Notes

During 2006, EV Delaware sold $1,500,000 of convertible promissory notes (the "2006 Notes") which were expressly assumed by us.  The 2006 Notes had an original maturity date of August 31, 2007, carried an interest rate of 10% per annum, payable in either cash or shares, and were convertible into shares of Common Stock at a conversion rate of $0.50 per share at the option of the investor.  Each investor also received a number of shares of Common Stock equal to 20% of his or her investment divided by $0.50.  Thus, a total of 600,000 shares were initially issued to investors in the 2006 Notes.  The relative fair value of these shares was $250,000 and was recorded as a debt discount and as additional paid-in capital.  The debt discount was amortized over the original term of the notes payable using the effective interest method.  The original issue discount rate was 23.44%.  During the period from February 21, 2006 (inception) to August 31, 2007, the entire discount of $250,000 was amortized and recorded as interest expense.

We evaluated the application of SFAS No. 133 and EITF 00-19.  Based on the guidance of SFAS No. 133 and EITF 00-19, we concluded that these instruments were not required to be accounted for as derivatives.

On August 31, 2007 (the original Maturity Date), we repaid in cash six of the holders of the 2006 Notes an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest.  On September 4, 2007, an additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of our Common Stock.  The remaining holders of the 2006 Notes entered into an agreement with us whereby the maturity date of the 2006 Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the 2006 Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum.  In addition, we agreed to issue to the remaining holders of the 2006 Notes, 218,000 shares of our common stock with a value of $98,100 as consideration for extending the 2006 Note's maturity date.  We evaluated the application of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the value of the common stock has been treated as interest expense in the accompanying statements of operations.

On February 28, 2008, $1,090,000 of the 2006 Notes came due and we were unable to repay them.  We continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period.  On March 6, 2008, we issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of 2006 Notes.  On April 22, 2008, we repaid $100,000 principal amount in cash to one of the holders of the notes.  During May 2008, we exchanged 99,395 shares of our Series A Preferred in full satisfaction of our obligation under the notes to pay $965,000 of principal and $28,950 of interest, with each share of such preferred stock being automatically convertible into 20 shares of our common stock, for an aggregate of 1,987,900 shares of our common stock.  The Series A Preferred will automatically convert into shares of our Common Stock upon the effectiveness of the Charter Amendment.  At June 30, 2008, we have outstanding $25,000 principal amount of the 2006 Notes with one noteholder.

2007 Convertible Notes

On November 1, 2007, we sold $350,000 in convertible notes (the "2007 Notes") on the following terms: each note matures October 31, 2008 and a 10% interest rate payable in shares of our Common Stock based upon a conversion price of $ 0.35 per share.  The investors in the 2007 Notes also received 200,004 shares of Common Stock.  The total proceeds from the sale of the 2007 Notes were allocated between the 2007 Notes and the related common stock based upon the relative fair value, which resulted in the allocation of $58,333 to the common stock and $291,667 to the 2007 Notes.  The $58,333 was recorded as a discount to the 2007 Notes and as additional paid in capital.  The debt discount was being amortized over the term of the 2007 Notes using the effective interest method.

We evaluated the application of SFAS 133 and EITF 00-19 for the 2007 Notes and concluded these instruments were not required to be accounted for as derivatives.  We also evaluated the application of EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value.  After allocation of the proceeds between the 2007 Notes and the common stock, the conversion option had an intrinsic value of $58,333.  This resulted in an additional discount to be amortized over the term of the 2007 Notes as additional interest expense using the effective interest method.  The original issue discount rate was 53.83%.

During May 2008, we exchanged 37,100 shares of our Series B Preferred in full satisfaction of our obligation under the notes to pay $350,000 of principal and $21,000 of interest, with each share of such preferred stock being automatically convertible into 28.58 shares of our common stock, for an aggregate of 1,060,318 shares of our common stock.  The Series B Preferred will automatically convert into shares of our Common Stock upon the effectiveness of the Charter Amendment.

NOTE 5.                      PREFERRED STOCK AND COMMON STOCK

Preferred Stock

Certain of our outstanding (i) convertible promissory notes, in the aggregate principal amount of $965,000 and bearing interest at 12% per annum from September 1, 2007 and (ii) convertible promissory notes, in the aggregate principal amount of $350,000 and bearing interest of 10% per annum, due October 31, 2008, were exchanged for shares of our Series A  and Series B Preferred stock in full satisfaction of our obligations under the notes including, without limitation, the repayment of principal and accrued unpaid interest thereon.

Pursuant to the exchange transaction, we issued 99,395 shares of Series A Preferred in exchange for the redemption of $965,000 of principal and $28,950 of accrued interest on the 12% notes, with each share of such preferred stock being automatically convertible into 20 shares of our common stock, for an aggregate of 1,987,900 shares of our common stock.  Additionally, we issued 37,100 shares of Series B Preferred in exchange for the redemption of $350,000 of principal and $21,000 of accrued interest on the 10% notes, with each share of such preferred stock being automatically convertible into 28.58 shares of our common stock, for an aggregate of 1,060,318 shares of our common stock.  The Series A and Series B Preferred stock will automatically convert into shares of our common stock upon the effectiveness of the Charter Amendment.  The 12% notes matured on February 28, 2008 and the 10% notes were due to mature on October 31, 2008.

Common Stock

On August 21, 2007, we issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 4, 2007, we issued 89,248 shares of common stock in lieu of cash in payment of $44,624 of accrued and current period interest to noteholders who chose to redeem their notes.  (See Note 4.)

On September 4, 2007, we issued 218,000 shares of common stock with a value of $98,100 as consideration to those noteholders who chose to extend the maturity date of their notes to February 28, 2008.  (See Note 4.)

On September 17, 2007, we issued 100,000 shares of common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 19, 2007, our Board of Directors approved the issuance of 150,000 shares of common stock with a value of $55,500 to a former member of our Board of Directors as compensation for assuming the role of Chief Executive Officer.

On November 1, 2007, we issued 200,004 shares of common stock with a relative fair market value of $58,333 to purchasers of $350,000 of our newly issued convertible notes.  (See Note 4.)

On November 7, 2007, we issued 310,435 shares of common stock in lieu of cash in payment of $155,215 of accrued interest to holders of convertible notes issued in 2006 who chose to extend the maturity date of their notes through February 28, 2008.  (See Note 4.)

On March 4, 2008, our Board of Directors and the holders of a majority of the Company's outstanding shares of common stock, approved an increase in the number of authorized common shares that the Company may issue to 149,000,000 shares.  As of the date hereof, the number of shares of common stock that the Company may issue is 24,000,000, pending the effectiveness of the Charter Amendment.

On March 6, 2008, we issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of our 2006 Notes.  (See Note 4.)

Pursuant to restricted stock agreements entered into with Robert P. Munn, our Chief Executive Officer and Carl A. Chase, our Chief Financial Officer, we have agreed upon the effectiveness of the Charter Amendment to grant restricted stock to each of Messrs. Munn and Chase.  Mr. Munn is to receive 1,500,000 shares and Mr. Chase is to receive 1,125,000 shares of our Common Stock, each which vests equally as to one-third of the shares over a two year period, commencing on the effectiveness of the Charter Amendment and each of the first and second year anniversary of the grant dates.  We valued the restricted stock issuances on the grant date of their respective restricted stock agreements, May 22, 2008, at $0.52 per share and recorded compensation expense for Mr. Munn of $301,671 and Mr. Chase of $226,254 for the vested portion of  their restricted stock awards.  In addition, we represent on our consolidated balance sheets and consolidated statement of changes in stockholders’ deficit the issuance 580,137 shares of the restricted stock to Mr. Munn and 435,103 shares of restricted stock to Mr. Chase.

NOTE 6.                      GRANTS OF WARRANTS AND OPTIONS

Effective July 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the fiscal year ended June 30, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.

We use the Black-Scholes option-pricing model to estimate option fair values.  The option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Volatilities are based on the historical volatility of our closing common stock price.  Expected term of options and warrants granted represents the period of time that options and warrants granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the options and warrants is based on the comparable U.S. Treasury rates in effect at the time of each grant.  The weighted average grant-date fair value of options granted during the years ended June 30, 2008 and 2007, was $2.26 and $3.56, respectively.  The weighted average grant date fair value of warrants granted during the years ended June 30, 2008 and 2007 was $2.36 and $4.39, respectively.  There have been no options or warrants exercised during the period May 12, 2006 through June 30, 2008.

None of the stock options or warrants listed below are exercisable until such time as we file our Articles of Amendment to our Articles of Incorporation with the State of Nevada to increase our authorized shares of common stock from the current authorized of 24,000,000 shares to 149,000,000 shares.

        On December 28, 2006, we granted two non-employees warrants to purchase up to an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.25 per share for services rendered. The options vested immediately and terminate on December 28, 2011. The fair value of the warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of our common stock on December 28, 2006, $0.25; expected volatility of 105%; risk free interest rate of 4.69%; and a term of five years. The fair value of the warrants was $294,722 at December 28, 2006 and was recorded as share based compensation.

       On May 22, 2007, we granted three non-employees warrants to purchase up to an aggregate of 1,050,000 shares of our common stock at an exercise price of $0.30 per share for services rendered. The warrants vested immediately and terminate on May 22, 2012. The fair value of the warrants was determined utilizing the Black-Scholes option-pricing model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of our common stock on May 22, 2007, $0.30; expected volatility of 160%; risk free interest rate of 4.76%; and a term of five years. The fair value of the warrants was $294,623 at May 22, 2007 and was recorded as share based compensation.

           On October 26, 2007, we granted 250,000 employee options and 1,000,000 warrants to two non-employees to purchase up to an aggregate of 1,250,000 shares of our common stock at an exercise price of $0.35 per share for services rendered.  The options and warrants vested immediately and terminate on October 26, 2012.  The fair value of the options and warrants of $362,822, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on October 26, 2007, $0.35; expected volatility of 170%; risk free interest rate of 4.04%; and an expected term of 2.5 years.  Due to the limited trading history of our common stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ours.  The warrants qualify as “plain vanilla” warrants under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited warrant exercise data available to us, the term was estimated pursuant to the provisions of SAB 107.

       On December 19, 2007, we granted our former CEO, options to purchase up to 500,000 shares of our common stock at an exercise price of $0.35 per share for services rendered.  The options vested immediately and terminate on December 19, 2012.  The fair value of the options of $124,997, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on December 19, 2007, $0.30; expected volatility of 177%; risk free interest rate of 3.46%; and a term of 2.5 years.  Due to the limited trading history of our common stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ours.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to us, the term was estimated pursuant to the provisions of SAB 107.

On December 19, 2007, we granted two non-employees warrants to purchase up to an aggregate of 1,100,000 shares of our common stock at an exercise price of $0.35 per share for services rendered.  The warrants vested immediately and terminate on December 19, 2012.  The fair value of the warrants of $274,993, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to our former CEO on December 19, 2007.

On February 28, 2008, we granted our former CEO, additional options to purchase up to 250,000 shares of our common stock at an exercise price of $0.54 per share for services rendered.  The options vested immediately and terminate on February 27, 2013.  The fair value of the options of $114,425, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of ABC's common stock on February 28, 2007, $0.54; expected volatility of 178%; risk free interest rate of 2.73%; and a term of 2.5 years.  Due to the limited trading history of our common stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to ours.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to us, the term was estimated pursuant to the provisions of SAB 107.

        On February 28, 2008, we granted a non-employee warrant to purchase up to an aggregate of 3,300,000 shares of our common stock at an exercise price of $0.54 per share for services rendered.  The warrants vested immediately and terminate on February 27, 2013.  The fair value of the warrants of $1,510,408, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to our former CEO on February 28, 2008.

As part of our employment agreement with Mr. Munn, our CEO, we granted stock options, exercisable for up to 500,000 shares of our common stock, at an exercise price of $0.52 per share, which option vests with respect to these shares on the effectiveness of the Articles of Amendment to the Articles of Incorporation, 500,000 shares, at an exercise price of $0.57 per share, which option vests on May 22, 2009, and 500,000 shares, at an exercise price of $0.62 per share, which option vests on May 22, 2010.  The fair value of the $0.52 options of $232,369, which was expensed immediately due to the vesting provisions; the $0.57 options of $252,090 which is being amortized over the one year vesting period and the $0.62 options of $254,215 which is being amortized over the two year vesting period, was determined using the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: (i) for the $0.52 options; the exercise price, the market value of our Common Stock on May 22, 2007, $0.52; expected volatility of 169%; risk free interest rate of 3.52%; and a term of 3.5 years; (ii) for the $0.57 options; the exercise price, the market value of our Common Stock on May 22, 2007, $0.52; expected volatility of 216%; risk free interest rate of 3.52%; and a term of 4.0; and (iii) for the $0.62 options; the exercise price, the market value of our Common Stock on May 22, 2007, $0.52; expected volatility of 216%; risk free interest rate of 3.52%; and a term of 4.5 years.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to us, the term was estimated pursuant to the provisions of SAB 107.

As part of our employment agreement with Mr. Chase, our CFO, we granted stock options, exercisable for up to 375,000 shares of our common stock, at an exercise price of $0.52 per share, which option vests with respect to these shares on the effectiveness of the Articles of Amendment to the Articles of Incorporation, 375,000 shares, at an exercise price of $0.57 per share, which option vests on May 22, 2009, and 375,000 shares, at an exercise price of $0.62 per share, which option vests on May 22, 2010.  The fair value of the $0.52 options of $174,277, which was expensed immediately due to the vesting provisions; the $0.57 options of $189,068 which is being amortized over the one year vesting period and the $0.62 options of $190,661 which is being amortized over the two year vesting period, was determined using the Black-Scholes option-pricing model.  The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to our CEO on May 22, 2008.

As part of a commission due to the investment banking firm that identified the holders of the Convertible Debentures, we have agreed to grant warrants, exercisable for up to 225,000 shares of our Common Stock, at an exercise price of $0.33 per share.  The warrants vested immediately and terminate on May 22, 2013.  The fair value of the warrants of $111,192, which was capitalized as deferred financing costs to be amortized over the life of the Debentures using the effective interest rate method, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise prices as noted above; the market value of ABC's common stock on May 22, 2008, $0.52; expected volatility of 216%; risk free interest rate of 3.24%; and a term of 2.5 years.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to us, the term was estimated pursuant to the provisions of SAB 107.

Due to the limited trading history of our common stock, the volatility assumption was estimated by using the volatility of two active companies that have operations similar to ours.

A summary of stock option transactions for the years ended June 30, 2008 and 2007 is as follows:

	2008		2007
	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
Outstanding beginning of year	150,000	$0.30	--	$--
Granted	3,625,000	$0.52	150,000	$0.30
Exercised	--	$--	--	$--
Forfeited	--	$--	--	$--
Outstanding end of year	3,775,000	$0.51	150,000	$0.30
Exercisable end of year	2,025,000	$0.44	150,000	$0.30
Weighted average fair value of options granted		$2.26		$3.56

At June 30, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.30 to $0.62 and 4.75 years, respectively.

A summary of warrant transactions for the years ended June 30, 2008 and 2007 is as follows:

	2008		2007
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding beginning of year	3,500,000	$0.32	1,100,000	$0.43
Granted	8,625,000	$0.42	2,400,000	$0.27
Exercised	--	$--	--	$--
Forfeited	--	$--	--	$--
Outstanding end of year	12,125,000	$0.39	3,500,000	$0.32
Exercisable end of year	12,125,000	$0.39	3,500,000	$0.32
Weighted average fair value of warrants granted		$2.36		$4.39

At June 30, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding warrants was $0.05 to $0.60 and 3.8 years, respectively.

NOTE 7.                             INCOME TAXES

ABC uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal years ended June 30, 2008,and 2007, ABC incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,684,552 at June 30, 2008.

At June 30, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Deferred tax assets:
Net operating loss	$ 939,593	$465,622
Less: valuation allowance	(939,593)	(465,622)
Net deferred tax assets	$ --	$--

The net operating loss will expire beginning in 2027.  The valuation allowance increased by $473,971 during the year ended June 30, 2008.

NOTE 8.                            SUBSEQUENT EVENTS

Acquisition of Voyager Gas Corporation

On May 22, 2008, we entered into a Stock Purchase and Sale Agreement (the “Voyager Agreement”) with Voyager Gas Holdings, L.P. (“Seller”) and Voyager Gas Corporation (“Voyager”).  On September 2, 2008, we completed our purchase of all of the outstanding capital stock of Voyager Gas Corporation, the owner of interests in oil and gas lease blocks located in Duval County, Texas, including working and other interests in oil and gas leases, wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities (the "Voyager Acquisition").  Upon the completion of the Voyager Acquisition, Voyager Gas Corporation became a wholly-owned subsidiary of our Company.  Our newly acquired subsidiary’s properties consist of approximately 14,300 net acres located in Duval County, Texas, or the Duval County Properties, as defined and more particularly described elsewhere in this annual report under “Item 2. Description of Properties.”  The purchase price also included a proprietary 3-D seismic data base covering a majority of the property.

        The purchase price paid in the Voyager Acquisition consisted of cash consideration of $35.0 million, plus 10,000 newly issued shares of our preferred stock designated as Series D preferred stock (the “Series D Preferred”), having an agreed upon value of $7.0 million.  Upon the effectiveness of an amendment to our Articles of Incorporation increasing the number of shares of Common Stock that we may issue (the “Charter Amendment”), the Series D Preferred will automatically convert into 17.5 million shares of our Common Stock, as provided by the Certificate of Designation with respect to the Series D Preferred filed with the State of Nevada on August 27, 2008.

CIT Credit Facility

On September 2, 2008, we entered into (i) a First Lien Credit Agreement (the “Revolving Loan”) among the Company, CIT Capital USA Inc. (“CIT Capital”), as Administrative Agent and the lenders named therein and party thereto (the “Lenders”) and (ii) a Second Lien Term Loan Agreement (the “Term Loan”) among the Company, CIT Capital and the Lenders.  The Revolving Loan and Term Loan are collectively referred to herein as the “CIT Credit Facility.”

The Revolving Loan provides for a $50.0 million senior secured revolving credit facility which is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual review of our proved oil and gas reserves.  As of September 4, 2008, we had borrowed $11.5 million under the Revolving Loan to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Monies advanced under the Revolving Loan mature in three years and bear interest at a rate equal to LIBOR plus 1.75% to 2.50% based upon a percentage of funds advanced against the Revolving Loan as it relates to the borrowing base.

The Term Loan provides for a one-time advance to us of $22.0 million.  We drew down the full amount on September 2, 2008 to finance the Voyager Acquisition and to repay the related bridge loan and transaction expenses.  Monies borrowed under the Term Loan mature in three and one-half years and bear interest at a rate equal to LIBOR plus 5% during the first twelve months after closing and LIBOR plus 7.50%, thereafter.

All of the oil and natural gas properties acquired in the Voyager Acquisition are pledged as collateral for the CIT Credit Facility. We have also agreed not to pay dividends on our Common Stock.

   As further consideration for entering into the CIT Credit Facility, we issued to CIT Capital a warrant exercisable at an exercise price of $0.35 per share for up to 24,199,996 shares of our common stock, or approximately 27.5% of our common stock on a fully-diluted basis at September 2, 2008.  The warrant is exercisable for a period of seven years, contains certain anti-dilution provisions and is not exercisable until the effective date of the Charter Amendment.

Related Party Transaction

On August 20, 2008, we issued 500 shares of our newly designated Series C Preferred (defined below) to Alan D. Gaines, our largest stockholder and a director of our Company, in exchange for the cancellation of a promissory note made by us in favor of Mr. Gaines, in the principal amount of $50,000.  In addition to these shares of Series C Preferred, on August 20, 2008 we also issued an additional 500 shares of Series C Preferred to Mr. Gaines for cash consideration of $50,000.  The Series C Preferred are automatically redeemable by our Company at the rate of $100 for every one (1) share of Series C Preferred being redeemed upon the closing of a debt or equity financing whereby we realize gross proceeds in excess of $5,000,000.

Shares of preferred stock, $.001 par value, designated out of our authorized “blank check preferred stock” by our Board as “Series C Preferred Stock” (the “Series C Preferred”), have the rights, preferences, powers, restrictions and obligations set forth in the Certificate of Designation filed with the Secretary of State of the State of Nevada on August 20, 2008, including the automatic redemption rights referenced above.  However, holders of the Series C Preferred are not entitled to any dividends, preemption, voting, conversion or other rights as a stockholder of our Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC FUNDING, INC.

Date: September 9, 2008	By: /s/ Robert P. Munn
Robert P. Munn
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Robert P. Munn	September 9, 2008
Robert P. Munn
Chief Executive Officer and Director

/s/ Carl A. Chase	September 9, 2008
Carl A. Chase
Chief Financial Officer and Principal Accounting Officer

/s/ Alan D. Gaines	September 9, 2008
Alan D. Gaines
Director

INDEX TO EXHIBITS

Nos.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of May 26, 2006, among the Company, Energy Venture and EVI Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report, filed June 2, 2006).

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

4.2	Certificate of Designation, dated May 15, 2008, with respect to Series A Preferred Stock (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed May 21, 2008).
4.3	Certificate of Designation, dated May 15, 2008, with respect to Series B Preferred Stock (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed May 21, 2008).
4.4	Certificate of Designation, dated August 19, 2008, with respect to Series C Preferred Stock (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed August 21, 2008).
4.4
Form of Registration Rights Agreement, dated May 21, 2008, among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 99.10 to the Company’s Form 8-K report, filed May 23, 2008).

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

10.2.2
Amendment to Stock Purchase Agreement dated April 28, 2006 among Energy Venture and each of the named selling stockholders of the Company (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K report, filed April 28, 2006).

10.3
Form of Stock Option Agreement issued by Energy Venture (and assumed by the Company) to the Optionees (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB, filed September 28, 2006).

10.4
Form of Agreement between the Company and the holders of the Company's 10% Convertible Promissory Note (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB, filed September 27, 2007).

10.5
Stock Purchase and Sale Agreement, dated May 22, 2008, among the Company, Voyager Gas Holdings, L.P. and Voyager Gas Corporation (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed May 23, 2008).

10.6
Form of Exchange Agreement between the Company and the 12% Note holders, with respect to Series A Preferred (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed May 23, 2008).

10.7
Form of Exchange Agreement between the Company and the 10% Note holder, with respect to Series B Preferred (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K report, filed May 23, 2008).

10.8
Form of Securities Purchase Agreement, dated May 21, 2008, among the Company and the purchasers named therein (the "Purchasers") (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K report, filed May 23, 2008).

10.9
Form of Senior Secured Convertible Debenture due September 29, 2008, from the Company to the Purchasers (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K report, filed May 23, 2008).

10.10	Form of Common Stock Purchase Warrant, dated May 21, 2008, from the Company to the Purchasers (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K report, filed May 23, 2008).
10.11
Form of Security Agreement, dated May 21, 2008, among the Company, Energy Venture, Inc. and the Purchasers (incorporated herein by reference to Exhibit 99.7 to the Company’s Form 8-K report, filed May 23, 2008).

10.12
Form of Subsidiary Guarantee, dated May 21, 2008, by Energy Venture, Inc. for the benefit of the Purchasers (incorporated herein by reference to Exhibit 99.8 to the Company’s Form 8-K report, filed May 23, 2008).

10.13
Form of Security and Pledge Agreement, dated May 21, 2008, among the Company, each of Alan Gaines, Brent Gaines, Derek Gaines and Ilana Gaines, as Pledgors, and the Purchasers (incorporated herein by reference to Exhibit 99.9 to the Company’s Form 8-K report, filed May 23, 2008).

10.14	Employment Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.11 to the Company’s Form 8-K report, filed May 23, 2008).
10.15	Employment Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.12 to the Company’s Form 8-K report, filed May 23, 2008).
10.16	Restricted Stock Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.13 to the Company’s Form 8-K report, filed May 23, 2008).
10.17	Restricted Stock Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.14 to the Company’s Form 8-K report, filed May 23, 2008).
10.18	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.15 to the Company’s Form 8-K report, filed May 23, 2008).
10.19	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.16 to the Company’s Form 8-K report, filed May 23, 2008).
10.20	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.17 to the Company’s Form 8-K report, filed May 23, 2008).
10.21	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.18 to the Company’s Form 8-K report, filed May 23, 2008).
10.22	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.19 to the Company’s Form 8-K report, filed May 23, 2008).
10.23	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.20 to the Company’s Form 8-K report, filed May 23, 2008).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
________________

Numbers with (*) indicate exhibits that are filed herewith.