Form 10-Q
period 2008-09-30
ABC Funding, Inc
filed 2008-11-19
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

COMMISSION FILE NO. 333-121070

ABC FUNDING, INC.
(Exact name of registrant as specified in its charter)

Nevada	56-2458730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4606 FM 1960 West, Suite 400
Houston, Texas 77069
(Address of principal executive offices, including zip code)

(281) 315-8890
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).
Yes ☐   No ☑

At November 18, 2008, the number of outstanding shares of the issuer’s common stock was 24,885,397.

ABC FUNDING, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2008, (unaudited) and June 30, 2008	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4T.	Controls and Procedures	28

	PART II – OTHER INFORMATION

Item 6.	Exhibits	30
	SIGNATURES	31
	INDEX TO EXHIBITS
	EXHIBIT 31.1
	EXHIBIT 31.2
	EXHIBIT 32.1
	EXHIBIT 32.2

PART I.  FINANCIAL INFORMATION
Item 1.                      Financial Statements.
ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$774,805	$12,158
Restricted cash	50,000	--
Accounts receivable:
Accrued oil and gas production revenue	1,059,541	--
Other	92,116	--
Prepaid expenses and other current assets	26,984	31,215
Deferred financing costs, net of accumulated amortization of $55,871	--	143,472
Total current assets	2,003,446	186,845
Oil and gas properties, using full cost method:
Proved properties	33,447,300	--
Unevaluated properties	7,291,249	976,284
Less accumulated depletion	(205,959)	--
Net oil and gas properties	40,532,590	976,284
Fixed assets, net of accumulated depreciation of $675 and $183 at September 30 and June 30, 2008, respectively	9,461	7,881
Deferred financing costs, net of accumulated amortization of $45,485	1,864,865	--
Derivative assets	634,528	--
	2,508,854	7,881
Total assets	$45,044,890	$1,171,010
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$564,530	$404,027
Accounts payable – related parties	10,671	20,825
Accrued liabilities	1,062,266	1,397
Convertible debt	25,000	25,000
Note payable, net of unamortized discount of $14,552	542,948	--
Senior secured convertible debentures, net of unamortized discount of $778,362	--	121,638
Derivative liabilities	28,717,058	11,893,573
Total current liabilities	30,922,473	12,466,460
Credit facility – revolving loan	10,500,000	--
Credit facility - term loan, net of unamortized discount of $200,278	21,799,722	--
Asset retirement obligations	765,658	--
Total liabilities	63,987,853	12,466,460
Commitments and contingencies	--	--
Series C Preferred stock , $0.001 par value, 1,000 shares authorized and outstanding at September 30, 2008, with mandatory redemption	100,000	--
Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 842,505 and 863,505 undesignated authorized at September 30 and June 30, 2008, respectively
Series A Preferred stock, $0.001 par value, 99,395 shares authorized and outstanding at September 30 and June 30, 2008	99	99
Series B Preferred stock, $0.001 par value, 37,100 shares authorized and outstanding at September 30 and June 30, 2008	37	37
Series D Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding at September 30, 2008	10	--
Series E Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding at September 30, 2008	10	--
Common stock, $0.001 par value, 24,000,000 shares authorized, 24,709,198 and 24,378,375 issued and outstanding at September 30 and June 30, 2008, respectively	24,709	24,378
Additional paid-in capital	12,560,783	769,318
Accumulated deficit	(31,628,611)	(12,089,282)
Total stockholders’ deficit	(19,042,963)	(11,295,450)
Total liabilities and stockholders' deficit	$45,044,890	$1,171,010

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Operating revenues:
Natural gas sales	$456,831	$--
Oil sales	337,353	--
Total operating revenue	794,184	--

Operating costs and expenses:
Lease operating expenses	154,373	--
Production taxes	55,361	--
General and administrative expenses	707,345	208,711
Depreciation, depletion and amortization	206,451	--
Total operating costs and expenses	1,123,530	208,711
Loss from operations	(329,346)	(208,711)

Other income (expense):
Interest income	1,397	4,833
Interest expense	(1,167,454)	(171,303)
Risk management	683,391	--
Loss on extinguishment of debt	(804,545)	--
Change in fair value of derivatives	(17,922,772)	--
Total other income (expense)	(19,209,983)	(166,470)
Net loss	$(19,539,329)	$(375,181)

Net loss per share: Basic and diluted	$(0.80)	$(0.02)

Weighted average common shares outstanding: Basic and diluted	24,487,451	22,227,374

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,539,329)	$(375,181)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	206,450	--
Share based compensation	337,984	145,500
Common stock issued for interest	--	5,266
Common stock issued for loan extensions	--	98,100
Amortization of deferred financing costs	188,956	--
Amortization of debt discounts	786,509	36,973
Change in fair value of derivatives	17,922,772	--
Loss on extinguishment of debt	804,545	--
Gain on derivative	(634,528)	--
Changes in assets and liabilities:
Accounts receivable	(1,191,068)	--
Prepaid and other current assets	610	1,251
Accounts payable, related parties and other	477,912	13,562
Accrued liabilities	1,120,869	16,328
Net cash provided by (used in) operating activities	481,682	(58,201)
Cash flows from investing activities:
Cash paid for acquisition of oil and gas properties, net of acquisition costs	(30,590,707)	--
Purchase of fixed assets	(2,071)	--
Restricted cash supporting letter of credit issuance	(50,000)	--
Net cash used in investing activities	(30,642,778)	--
Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable preferred stock	100,000	--
Repayment of convertible debenture	(450,000)	--
Repayment of convertible notes	--	(410,000)
Proceeds from credit facility	33,500,000	--
Repayment of credit facility	(1,000,000)
Debt issuance costs	(1,226,257)	--
Net cash provided by (used in) financing activities	30,923,743	(410,000)
Net increase (decrease) in cash	762,647	(468,201)
Cash at beginning of period	12,158	550,394
Cash at end of period	$774,805	$82,193
Supplemental information:
Cash paid for interest	$15,768	$14,637
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Continued)

	Three Months Ended September 30,
	2008	2007

Non-Cash Investing and Financing Activities:
Common shares issued in payment of interest	$--	$39,358
Preferred shares issued for acquisition of oil and gas properties	9,100,000	--
Current assets acquired with acquisition	43,032	--
Current liabilities assumed with acquisition	531,132	--
Preferred shares issued in payment of convertible debenture	450,000	--
Note issued for debt issuance costs	557,500	--
Removal of derivative liability due to repayment of debt	1,099,287	--
Debt discount due to imputed interest	16,977	--
Debt discount due to overriding revenue royalty interest	206,000	--
Asset retirement obligation assumed	765,658	--
Debt issuance costs accrued	143,569	--

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.                       ORGANIZATION AND BASIS OF PREPARATION

Headquartered in Houston, Texas, ABC Funding, Inc. (the “Company” or “ABC”), is incorporated under the laws of the State of Nevada, with its primary business focus to engage in the acquisition, exploitation and development of properties for the production of crude oil and natural gas.  The Company intends to explore for oil and gas reserves through the drill bit and acquire established oil and gas properties.  ABC intends then to exploit such properties through the application of conventional and specialized technology to increase production, ultimate recoveries, or both, and participate in joint venture drilling programs with repeatable low risk results.

The Company’s stock is traded on the OTC Bulletin Board (“OTCBB”) under the ticker symbol AFDG.  Upon the effectiveness of an amendment to its Articles of Incorporation increasing the number of authorized shares of common stock that it may issue and changing its name (the “Charter Amendment”), the Company will change its name to Cross Canyon Energy Corp. and obtain a new ticker symbol for trading of its stock on the OTCBB.  The name change will better reflect its business model.

On September 2, 2008, the Company consummated the acquisition of Voyager Gas Corporation, a Delaware corporation, (the “Voyager Acquisition”), whereby it purchased all of the outstanding capital stock of Voyager Gas Corporation, the owner of interests in oil and gas lease blocks located in Duval County, Texas, including working and other interests in oil and gas leases, producing wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities.  Upon the completion of the Voyager Acquisition, Voyager Gas Corporation became a wholly-owned subsidiary of ABC.  (See Note. 3) and the Company no longer qualified as a development stage enterprise as defined under SFAS No. 7 “Accounting and Reporting by Development State Enterprises”.

As of September 30, 2008, the Company has two subsidiaries, Energy Venture, Inc., and Voyager Gas Corporation.  Energy Venture, Inc. currently has no operations, assets or liabilities.  However, the Company has begun using this subsidiary as an operating company to perform the operations of its oil and gas business.

The consolidated financial statements herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include the accounts of ABC Funding, Inc. and its subsidiaries, which are wholly owned.  All inter-company transactions are eliminated upon consolidation.

NOTE 2.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements.  The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q as prescribed by the SEC for smaller reporting companies and do not include all of the financial information and disclosures required by GAAP.  The financial information as of September 30, 2008, and for the three months ended September 30, 2008 and 2007, is unaudited.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  The results of operations for the three months ended September 30, 2008, are not necessarily indicative of the results of operations that will be realized for the year ended June 30, 2009.  The interim financial statements should be read in conjunction with the financial statements as of June 30, 2008, and notes thereto, included in the Company’s Form 10-KSB filed with the SEC on September 9, 2008.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates affecting these financial statements include estimates for quantities of proved oil and gas reserves, period end oil and gas sales and expenses and asset retirement obligations, and are subject to change.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition.  The Company uses the sales method of accounting for oil and natural gas revenues.  Under this method, revenues are recognized based on the actual volumes of natural gas and oil sold to purchasers.  The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties.  Costs associated with production are expensed in the period incurred.

Income Taxes.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.

As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The classification of current and noncurrent deferred tax assets and liabilities is based primarily on the classification of the assets and liabilities generating the difference.

Basic and Diluted Net Loss Per Share.  The Company computes net income (loss) per share pursuant to SFAS No. 128 “Earnings per Share”.  Basic net income (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of the Company’s convertible preferred stock.

Stock Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payments".  The Company adopted the disclosure requirements of SFAS 123R as of July 1, 2006, using the modified prospective transition method approach as allowed under SFAS 123R.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  The Company did not issue any stock options or restricted stock awards during the quarterly period ended September 30, 2008.

Oil and Natural Gas Properties.  The Company follows the full cost method of accounting for its oil and gas properties.  Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized.  Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.  Excluded from amounts subject to depletion are costs associated with unevaluated properties.  Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.

The Company performs a review of the carrying value of its oil and natural gas properties, referred to as a ceiling test, under the full cost accounting rules of the SEC on a quarterly basis.  Under the ceiling test, capitalized costs, less accumulated depletion and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects.  Future net revenues are calculated by using the current prices and costs as of the end of the appropriate quarterly or annual period.

Asset Retirement Obligations.  The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations.”  Under this method, when liabilities for dismantlement and abandonment costs (“ARO”) are initially recorded, the carrying amount of the related oil and natural gas properties are increased.  Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.  Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known.  At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

Valuation of the Embedded and Warrant Derivatives.  The valuation of the Company’s embedded derivatives and warrant derivatives is determined primarily by a lattice model using probability weighted discounted cash flow based upon future projections over a range of potential outcomes and the Black-Scholes option pricing model.  An embedded debenture derivative is a derivative instrument that is embedded within a contract, which under the convertible debenture (the host contract) includes the right to convert the debenture by the holder, reset provisions with respect to the conversion provisions, call/redemption options and liquidated damages.  In accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  The practical effect of this has been that when the Company’s stock price increases so does its derivative liability, resulting in a non-cash loss charge that reduces earnings and earnings per shares.  When the Company’s stock price declines, it records a non-cash gain, increasing its earnings and earnings per share.

To determine the fair value of its embedded derivatives, management evaluates assumptions regarding the probability of certain events.  Other factors used to determine fair value include the Company’s period end stock price, historical stock volatility, risk free interest rate and derivative term.  The fair value recorded for the derivative liability varies from period to period.  This variability may result in the actual derivative liability for a period either above or below the estimates recorded on the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities/assets associated with the Company’s oil and gas hedging activities and certain instruments issued by the Company that are convertible into common stock (see Note 5).  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to the highly liquid nature of these short-term instruments.  The derivative liabilities/assets have been marked-to-market as of September 30, 2008.

New Accounting Pronouncements.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”).  SFAS No. 161 requires additional disclosures about derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the impact the adoption of SFAS No. 161 will have on its financial statement disclosures.  The Company’s adoption of SFAS No. 161 will not affect its current accounting for derivative and hedging activities.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition-related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact, if any, the adoption of this statement will have on its financial position, results of operations or cash flows.

NOTE 3.                      ACQUISITION OF BUSINESS

On September 2, 2008, the Company consummated the acquisition of Voyager Gas Corporation, a Delaware corporation, (the “Voyager Acquisition”), whereby it purchased all of the outstanding capital stock of Voyager Gas Corporation, the owner of interests in oil and gas lease blocks located in Duval County, Texas, including working and other interests in oil and gas leases, producing wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities.

Upon the completion of the Voyager Acquisition, Voyager Gas Corporation became a wholly-owned subsidiary of ABC.  The newly acquired subsidiary’s properties consist of approximately 14,300 net acres located in Duval County, Texas.  The purchase price also included a proprietary 3-D seismic data base covering a majority of the acquired properties.

The purchase price paid in the Voyager Acquisition consisted of cash consideration of $35.0 million and 10,000 newly issued shares of the Company’s preferred stock designated as Series D preferred stock having an agreed upon value of $7.0 million.  The Company performed a fair value valuation of the preferred on the date of the acquisition and recorded the fair value of the preferred stock at $9.1 million.  Upon the effectiveness of an amendment to the Company’s Articles of Incorporation increasing the number of shares of common stock that it may issue (the “Charter Amendment”), the Series D Preferred will automatically convert into 17.5 million shares of ABC’s common stock.

The acquired properties have established production over a substantial acreage position with proved reserves from over ten different horizons located at depths ranging from 4,000 to 7,500 feet.  As of April 1, 2008, the Duval County Properties had independently engineered proved reserves of 16.2 Bcfe.  By category, this includes 5.2 Bcfe of proved developed producing, 5.6 Bcfe of proved developed non-producing, and 5.4 Bcfe of proved undeveloped reserves.  Approximately 69% of total proved reserves is natural gas.  In addition to proved reserves, the Company’s management has identified additional exploration opportunities on the acquired acreage utilizing its acquired 3-D seismic data base.

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are subject to modification and are shown below.

Cash	$1,864,446
Accounts receivables	39,410
Security deposit	3,622
Oil and gas property	39,972,891
Total assets acquired	41,880,369
Severance tax payable	65,418
Royalties payable	405,714
Ad valorem taxes payable	60,000
Total liabilities assumed	531,132

Retained earnings assumed	1,376,346

Net assets acquired	$39,972,891

The following summary presents unaudited pro forma consolidated results for the three months ended September 30, 2008 and 2007, respectively, as if the Voyager Acquisition had occurred as of July 1, 2007.  The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as increased depreciation, depletion and amortization expense resulting from the allocation of fair value to oil and gas properties acquired.  The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at that date, nor is it necessarily indicative of future operating results.

	Pro Forma
	Three Months Ended September 30,
	2008	2007

Revenues	$3,009,771	$2,556,515
Operating costs and expenses	1,821,479	1,958,258
Income (loss) from operations	1,188,292	598,257
Other income (expense)	(19,611,246)	(761,889)
Net income (loss)	$(18,422,954)	$(163,632)
Earnings (loss) per share – basic and diluted	$(0.75)	$(0.01)

Production volumes:
Natural gas (Mcf)	166,041	259,291
Oil (Bbls)	11,868	7,129
Mcfe	237,249	302,065
Mcfe/day	2,579	3,283

NOTE 4.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30 and June 30, 2008:

	September 30, 2008	June 30, 2008
Royalties payable	$610,392	$--
Severance taxes payable	108,815	--
Accrued interest payable	176,492	1,000
Accrued ad valorem taxes payable	166,178	--
Other	389	397
	$1,062,266	$1,397

NOTE 5.                      NOTES PAYABLE

Notes payable consisted of the following at September 30 and June 30, 2008:

	September 30, 2008	June 30, 2008
2006 convertible notes, convertible at $0.25 into 50,000 shares of common stock due February 28, 2008	$25,000	$25,000
Senior secured convertible debentures due September 29, 2008	--	900,000
Short-term, interest free note payable due March 15, 2009	557,500	--
First lien revolving credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (5.31313% at September 30, 2008) payable quarterly, principal and unpaid interest due on August 31, 2011, collateralized by a first mortgage on the Company’s oil and gas properties.	10,500,000	--
Second lien term credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (7.81313% at September 30, 2008) payable quarterly, principal and unpaid interest due on March 31, 2012, collateralized by a second mortgage on the Company’s oil and gas properties.	22,000,000	--
Unamortized discount on senior secured convertible debentures	--	(778,362)
Unamortized discount on second lien term credit facility	(200,278)	--
Unamortized discount on short-term note payable due March 15, 2009	(14,552)	--
	$32,867,670	$146,638

CIT Credit Facility

On September 2, 2008, the Company entered into (i) a credit agreement (the “Revolving Loan”) among the Company, CIT Capital USA Inc. (“CIT Capital”), as Administrative Agent and the lender named therein and (ii) a second lien term loan agreement (the “Term Loan”) among the Company, CIT Capital and the lender.  The Revolving Loan and Term Loan are collectively referred to herein as the “CIT Credit Facility.”

The Revolving Loan provides for a $50.0 million senior secured revolving credit facility which is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual review of the Company’s proved oil and gas reserves.  As of September 30, 2008, the Company had $10.5 million borrowed to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Monies advanced under the Revolving Loan mature on September 1, 2011, and bear interest at a rate equal to LIBOR plus 1.75% to 2.50%, as the case may be.

The Term Loan provides for a one-time advance to the Company of $22.0 million.  The Company drew down the full amount on September 2, 2008 to finance the Voyager Acquisition and to repay the related bridge loan and transaction expenses.  Monies borrowed under the Term Loan mature on March 1, 2012, and bear interest at a rate equal to LIBOR plus 5% during the first twelve months after closing and LIBOR plus 7.50%, thereafter.

The loan instruments evidencing the Revolving Loan contain various restrictive covenants, including financial covenants requiring that the Company will not: (i) as of the last day of any fiscal quarter, permit its ratio of EBITDAX for the period of four fiscal quarters then ending to interest expense for such period to be less than 2.0 to 1.0; (ii) at any time permit its ratio of total debt as of such time to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 4.0 to 1.0; and (iii) permit, as of the last day of any fiscal quarter, its ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FASB Statement No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under FAS 133 and current maturities under the CIT Credit Facility) to be less than 1.0 to 1.0.

The loan instruments evidencing the Term Loan contain various restrictive covenants, including financial covenants requiring that the Company will not: (i) permit, as of the last day of any fiscal quarter, its ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FASB Statement No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under FAS 133 and current maturities under the CIT Credit Facility) to be less than 1.0 to 1.0; and (ii) as of the date of any determination permit its ratio of total reserve value as in effect on such date of determination to total debt as of such date of determination to be less than 2.0 to 1.0

Upon the Company’s failure to comply with covenants, the lender has the right to refuse to advance additional funds under the revolver and/or declare any outstanding principal and interest immediately due and payable.  As of September 30, 2008, the Company is in compliance with all of the restrictive covenants of the CIT Credit Facility.

All borrowings under the Revolving Loan are secured by a first lien on all of the Company’s assets and those of its subsidiaries.  All borrowings under the Term Loan are secured by a second lien on all of the Company’s assets and those of its subsidiaries.

Under the CIT Credit Facility, the Company was required to enter into hedging arrangements mutually agreeable between the Company and CIT Capital.  Effective on September 2, 2008, the Company entered into hedging arrangements with a bank whereby effective October 1, 2008, the Company hedged 65% of its proved developed producing natural gas production and 25% of its proved developed producing oil production through December 2011 at $7.82 per Mmbtu and $110.35 per barrel, respectively.  (See Note 6).

CIT Capital is entitled to one percent (1%) overriding royalty interest of the Company’s net revenue interest in the oil and gas properties acquired in the Voyager Acquisition.  The overriding royalty interest is applicable to any renewal, extension or new lease taken by the Company within one year after the date of termination of the ORRI  Properties, as defined in the overriding royalty agreement covering the same property, horizons and minerals.  The Company recorded a discount of $206,000 based upon the estimated fair value of the overriding royalty interest that was conveyed to the lender upon closing.  The Company is amortizing this discount to interest expense over the term of the Term Loan.  As of September 30, 2008, $5,722 of this discount had been amortized as a component of interest expense.

CIT Capital also received, and is entitled to receive in its capacity as administrative agent, various fees from the Company while monies advanced or loaned remain outstanding, including an annual administrative agent fee of $20,000 for each of the Revolving Loan and Term Loan and a commitment fee ranging from 0.375% to 0.5% of any unused portion of the borrowing base available under the Revolving Loan.

        In connection with the Company’s entering into the CIT Credit Facility, upon closing the Voyager Acquisition, the Company paid its investment banker, Global Hunter Securities, LLC (“GHS”), the sum of $557,500 and delivered to GHS a non-interest bearing promissory note, payable on or before March 15, 2008, in the principal amount of $557,500.

The Company incurred debt issuance costs of $1,910,350 associated with the CIT Credit Facility.  These costs were capitalized as deferred financing costs and are being amortized over the life of the CIT Credit Facility using the effective interest method.  Amortization expense related to the CIT Credit Facility was $45,485 for the period September 2, 2008 (inception) through September 30, 2008.

Convertible Debentures

On May 21, 2008, the Company entered into a Securities Purchase Agreement with those purchasers identified therein (the “Bridge Financing”), whereby the Company received proceeds of $800,000 evidenced by senior secured convertible debentures (the “Debentures”).  The proceeds from the Debentures were used to fund the Company’s payment of the deposit for the Voyager Acquisition.

The Debentures were to mature the earlier of September 29, 2008, or the closing date under the Voyager Agreement, and were to be satisfied in full by the Company’s payment of the aggregate redemption price of $900,000 or, at the election of the purchasers, by the conversion of the Debentures into shares of the Company’s common stock (the “Conversion Shares”), at an initial conversion price of $0.33, subject to adjustments and full-ratchet protection under certain circumstances.

As additional consideration for the bridge loan evidenced by the Debentures, the Company issued common stock purchase warrants to the purchasers and their affiliates, exercisable to purchase up to 3,000,000 shares of the Company’s common stock (the “Warrant Shares”), based upon an initial exercise price of $0.33 subject to adjustments and full-ratchet protection under certain circumstances.  These warrants remain outstanding as of September 30, 2008.

The Company incurred debt issuance costs of $199,343 associated with the issuance of the Debentures.  These costs were capitalized as deferred financing costs and were being amortized over the life of the Debentures using the effective interest method.  Amortization expense related to the deferred financing costs was $55,871 for the period May 21, 2008 (inception) through June 30, 2008 and the remaining balance of $143,472 was charged to expense during the three months ended September 30, 2008.

The Debentures and the other outstanding convertible instruments of the Company, specifically the Series A, B, D and E Preferred and the convertible note, if converted, would exceed the number of authorized shares the Company has available for issuance.  In addition, the Debentures contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  The Company evaluated the application of SFAS No. 133 and EITF 00-19 and determined the various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Debentures, the call/redemption options, the interest rate adjustment and liquidated damages.  The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Debentures of the value at inception.  The value of the embedded derivative at issuance exceeded the notional amount of the loan, and the excess amount was expensed to interest in the amount of $1,468,316.  The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Debentures.  At June 30, 2008, $121,638 had been amortized and the remaining balance of $778,362 was charged to expense during the three months ended September 30, 2008.

Due to the insufficient unissued authorized shares to settle the Debentures, other outstanding convertible instruments of the Company, specifically the Series A, B, D and E Preferred, convertible note and non-employee stock options, have been classified as derivative liabilities under SFAS No. 133.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  At September 30, 2008, the aggregate derivative liability was $28,717,058.

On September 2, 2008, the Company satisfied in full the Debentures by repayment of $450,000 of principal with funds advanced under the CIT Credit Facility and by delivery of shares of the Company’s Series E Preferred in exchange for the principal amount of $450,000, which shares of preferred stock automatically convert into an aggregate of 1,363,636 shares of the Company’s common stock, based upon an implied conversion price of $0.33 per share of common stock upon the effectiveness of the Charter Amendment.  The fair value of the underlying shares of common stock on August 31, 2008, the date of the conversion into Series E Preferred exceeded the conversion price of $0.33 per share and the company recorded a loss on the extinguishment of debt of $804,545 during the three months ended September 30, 2008.

Probability - Weighted Expected Cash Flow Methodology

Assumptions:  Single Compound Embedded Derivative within Debentures

	Inception	As of
	May 21, 2008	September 30, 2008
Risk free interest rate	4.53%	4.43%
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.14%	29.05%
Future projected volatility	150.00%	60.00%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the compound embedded derivatives, the warrants issued with the Debentures and the other tainted convertible instruments was recorded at $1,470,868 and $5,967,587, respectively, on May 21, 2008.  The unamortized discount was accreted to interest expense using the effective interest method over the life of the Debentures.  The total accretion expense was $1,060,366 for the period May 21, 2008 through September 30, 2008.  The remaining value of $1,468,316 was expensed at inception to interest expense since the total fair value of the derivatives at inception exceeded the face value of the Debentures.  The effective interest rate on the Debentures was 1,551.9%.

The Debentures were settled in September 2008; however, as long as the other outstanding convertible instruments of the Company, specifically the Series A, B, D and E Preferred and the convertible note are outstanding, they are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee stock options.  Thus under EITF 00-19, all non-employee stock options that are exercisable during the period that these instruments are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

As of the date of issuance of the Debentures on May 21, 2008, the fair value of options to purchase 8,900,000 shares and other tainted convertible instruments totaling $5,856,395 was reclassified to the liability caption “Derivative liabilities” from additional paid-in capital.  The change in fair value of $17,922,772 as of September 30, 2008, has been included in earnings under the caption “Change in fair value of derivatives.”

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

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of inception (May 21, 2008) and through September 30, 2008 are as follows:

	Transaction Date	Liability As of
	May 21, 2008	Sept. 30, 2008
Derivative liability – single compound embedded derivatives within the debentures	$797,447	$--
Derivative liability – other tainted convertible instruments	7,438,455	10,794,286
Net change in fair value of derivatives	--	17,922,772
Derivative liabilities	$8,235,902	$28,717,058

2006 Convertible Notes

During 2006, EV Delaware sold $1,500,000 of convertible promissory notes (the "2006 Notes") which were expressly assumed by the Company in the May 2006 merger of EV Delaware into our wholly-owned subsidiary.  The 2006 Notes had an original maturity date of August 31, 2007, carried an interest rate of 10% per annum, payable in either cash or shares, and were convertible into shares of Common Stock at a conversion rate of $0.50 per share at the option of the investor.  Each investor also received a number of shares of Common Stock equal to 20% of his or her investment divided by $0.50.  Thus, a total of 600,000 shares were initially issued to investors in the 2006 Notes.  The relative fair value of these shares was $250,000 and was recorded as a debt discount and as additional paid-in capital.  The debt discount was amortized over the original term of the notes payable using the effective interest method.  The original issue discount rate was 23.44%.  During the period from February 21, 2006 (inception) to August 31, 2007, the entire discount of $250,000 was amortized and recorded as interest expense.

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

On February 28, 2008, $1,090,000 of the 2006 Notes came due and we were unable to repay them.  We continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period.  On March 6, 2008, we issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of 2006 Notes.  On April 22, 2008, we repaid $100,000 principal amount in cash to one of the holders of the notes.  During May 2008, we exchanged 99,395 shares of our Series A Preferred in full satisfaction of our obligation under the notes to pay $965,000 of principal and $28,950 of interest, with each share of such preferred stock being automatically convertible into 20 shares of our common stock, for an aggregate of 1,987,900 shares of our common stock.  The Series A Preferred will automatically convert into shares of our Common Stock upon the effectiveness of the Charter Amendment.  At September 30, 2008, the Company has outstanding $25,000 principal amount of the 2006 Notes with on note holder.

NOTE 6.                            DERIVATIVE FINANCIAL INSTRUMENTS

The Company, in an effort to manage its natural gas and crude oil commodity price risk exposures utilizes derivative financial instruments.  The Company, from time to time, enters into over-the-counter swap transactions that convert its variable-based oil and natural gas sales arrangements to fixed-price arrangements.  The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value.  The Company entered into various derivative instruments during the period ended September 30, 2008.  These swap contracts are not being accounted for as cash flow hedges under SFAS No. 133, but are recognized as derivatives and fair valued.

The Company marks-to-market its open swap positions at the end of each period and records the net unrealized gain or loss during the period in derivative gains or losses in the consolidated statements of operations.  For the three months ended September 30, 2008, the Company recorded gains of $634,528, related to its swap contracts in the consolidated statements of operations.  These swap contracts were related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited, and were entered into as a condition of the CIT Credit Facility.  In the first contract the Company agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU.  In the second contract the Company agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of crude oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end.  When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs, and counterparty risk.

       As of September 30, 2008, the Company had the following hedge contracts outstanding:

Instrument	Beginning Date	Ending Date	Fixed	Total Bbls 2008	Total Bbls 2009	Total Bbls 2010	Total Bbls 2011
Swap	Oct-08	Dec-11	$110.35	3,522	10,762	7,575	5,712

Indexed to NYMEX WTI

Instrument	Beginning Date	Ending Date	Fixed	Total MMBtu 2008	Total MMBtu 2009	Total MMBtu 2010	Total MMBtu 2011
Swap	Oct-08	Dec-11	$7.82	131,781	427,953	328,203	262,080

Indexed to Inside FERC Houston Ship Channel

NOTE 7.                      PREFERRED STOCK AND COMMON STOCK

Preferred Stock

On August 20, 2008 the Company issued 500 shares of its newly designated Series C Preferred to Alan D. Gaines, the Company’s largest stockholder and a director of the Company, in exchange for the cancellation of a promissory note made by the Company in favor of Mr. Gaines, in the principal amount of $50,000.  In addition to these shares of Series C Preferred, on August 20, 2008, the Company also issued an additional 500 shares of Series C Preferred to Mr. Gaines for cash consideration of $50,000.  The Series C Preferred are automatically redeemable by the Company at the rate of $100 for every one (1) share of Series C Preferred being redeemed upon the closing of a debt or equity financing whereby the Company realizes gross proceeds in excess of $5,000,000.  The Company’s lender in the CIT Credit Facility did not permit the Company to redeem the Series C Preferred upon funding, with the understanding that, based upon the success of the Company’s workover program and increased production resulting from the Voyager Acquisition, the lender would permit a subsequent distribution to Mr. Gaines for his Series C Preferred.

As set forth above in Note. 3, the Company issued 10,000 shares of Series D Preferred to the seller in the Voyager Acquisition.  As set forth in the Certificate of Designations filed with the State of Nevada on August 27, 2008 with respect to the Series D Preferred, upon the effectiveness of the Charter Amendment, each share of Series D Preferred will automatically convert into 1,750 shares of common stock for an aggregate of 17,500,000 shares of the Company’s common stock.

Concurrent with the closing of the Voyager Acquisition, the Company issued 10,000 shares of its newly designated Series E Preferred to the former holder of a $450,000 Debenture in satisfaction of the Company’s obligations under such Debenture. As set forth in the Certificate of Designations filed with the State of Nevada on August 29, 2008, with respect to  the Series E Preferred, upon the effectiveness of the Charter Amendment, each share of Series E Preferred will automatically convert into 136.3636 shares of common stock for an aggregate of 1,363,636 shares of the Company’s common stock.

The shares of Series D and Series E Preferred rank senior to all other shares of the Company’s capital stock and are on parity with each other.

Common Stock

On March 4, 2008, the Company’s Board of Directors approved the Charter Amendment providing for, among other things, an increase in the number of authorized common shares that the Company may issue from 24,000,000 to 149,000,000 shares.  The holders of a majority of the Company’s outstanding shares of common stock consented to the Charter Amendment on March 4, 2008, which consent was subsequently ratified on August 29, 2008.  As of November 19, 2008, the number of authorized shares of common stock that the Company may issue remained at 24,000,000 shares, pending the effectiveness of the Charter Amendment.

NOTE 8.                      GRANTS OF WARRANTS AND OPTIONS

The Company uses the Black-Scholes option-pricing model to estimate option fair values.  The option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Volatilities are based on the historical volatility of the Company’s closing common stock price.  Expected term of options and warrants granted represents the period of time that options and warrants granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the options and warrants is based on the comparable U.S. Treasury rates in effect at the time of each grant.

None of the stock options or warrants which have been granted are exercisable until such time as the Company files its Charter Amendment with the State of Nevada to increase its authorized shares of common stock from the current authorized of 24,000,000 shares to 149,000,000 shares.

As part of the consideration for entry into the CIT Credit Facility, on September 2, 2008 the Company granted CIT Capital a warrant, exercisable for up to 24,199,996 shares of the Company’s common stock, at an exercise price of $0.35 per share (the “CIT Warrant”).  The CIT Warrant expires on September 2, 2013 and is exercisable upon the effectiveness of the Charter Amendment.

NOTE 9.                      ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities.  These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules.  The following table provides a summary of the Company’s asset retirement obligations:

Three Months Ended
September 30, 2008
Balance as of June 30, 2008	$--
Liabilities incurred in current period	--
Liabilities assumed in business combination	765,658
Accretion expense	--
Balance September 30, 2008	$765,658

NOTE 10.                      RELATED PARTY TRANSACTION

See Note. 7 for a discussion of Series C Preferred stock issued to a director for cash consideration of $100,000.

NOTE 11.                       COMMITMENTS AND CONTINGENCIES

Commencing August 1, 2008, Voyager Gas Corporation entered into an office lease agreement with GPI Tollway – Madison, LLC (“Landlord”) to provide office space in Addison, Texas.  The lease provides for approximately 2,173 rentable square feet at monthly rental rates ranging from $3,622 to $3,803 per month and terminates on October 31, 2011.  Effective November 1, 2008, Voyager Gas Corporation executed an Assignment of Lease between Voyager Gas Corporation as Tenant, GPI Tollway – Madison, LLC as Landlord and Addison Oil, LLC as Assignee pursuant to which Addison Oil, LLC assumed and agreed to make all payments and to perform and keep all promises, covenants and conditions and agreements of the lease by Tenant to be made, kept and performed from and after the assignment date.  Pursuant to the Assignment of Lease, Voyager Gas Corporation does hereby remain liable for the performance of all covenants, agreements and conditions contained in the lease should Addison Oil LLC default on its obligations.

NOTE 12.                            SUBSEQUENT EVENTS

Repayment of Note Payable

On October 6, 2008, pursuant to a mutual agreement between the Company and Global Hunter Securities, LLC, (“GHS”) the Company made a cash payment in the amount of $300,000 as full settlement of the non-interest bearing promissory note in the principal amount of $575,500 originally due March 15, 2009.

2008 Stock Incentive Plan

On September 19, 2008, the Company’s Board of Directors authorized the adoption of the ABC Funding, Inc. 2008 Stock Incentive Plan (the “2008 Plan”).  The 2008 Plan was approved by holders of a majority of the Company’s outstanding shares of common stock on September 19, 2008, effective on the twenty-first (21st) day after mailing to all stockholders of record the Company’s definitive Information Statement on Schedule 14C relating to adoption of the 2008 Plan, in compliance with Regulation 14C under the Securities Exchange Act of 1934, as amended.  The 2008 Plan provides for the issuance of up to 8,500,000 shares of the Company’s common stock to employees and non-employee directors through the issuance of stock options, restricted stock awards, stock appreciation rights and bonus stock.  The Company’s Board of Directors feel the stock options and stock-based incentives offered under the 2008 Plan play an important role in retaining the services of outstanding personnel and in encouraging such personnel, together with existing employees, to have a greater financial investment in the Company.

Issuance of Stock Options and Restricted Stock Awards

On October 1, 2008, the Company entered into an employment agreement pursuant to which the Company, effective as of October 1, 2008, engaged Jim B. Davis, to serve as its Senior Vice President of Operations.  The Company also entered into a restricted stock agreement and option agreements with Mr. Davis, pursuant to which the Company has agreed to issue up to an aggregate of 1,750,000 shares of its common stock to Mr. Davis, subject to the effectiveness of the Charter Amendment in the State of Nevada.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

ABC Funding, Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this quarterly report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

On September 2, 2008, we completed the Voyager Acquisition giving us ownership interests in oil and natural gas lease blocks in the Duval County, Texas (the “Duval County Properties”) covering approximately 14,300 net acres.  We paid cash consideration of $35.0 million, plus 10,000 shares of our Series D Preferred, having an agreed upon value of $7.0 million, in the Voyager Acquisition.  We fair valued the preferred stock on September 2, 2008, and recorded the fair value of the preferred stock of $9.1 million.

Having consummated the Voyager Acquisition, we intend to engage in the exploration, production, development, acquisition and exploitation of the crude oil and natural gas properties located in the Duval County Properties.  We believe that these properties and other assets acquired in the Voyager Acquisition will provide us a number of opportunities to realize increased production and revenues.  We also believe that the reserve base located in the Duval County Properties can be further developed through infill and step-out drilling of new wells, workovers targeting proved reserves and stimulating existing wells.  As such, we plan to investigate and evaluate various formations therein to potentially recover significant incremental oil and natural gas reserves and to create new drilling programs to exploit the full reserve potential of the reservoirs located therein.

To date, management has identified four non-productive wells with immediate capital recompletion or expense workover potential to new and/or existing formations.  We have prepared capital recompletion and expense workover procedures on three of these non-productive wells and have begun operations to return them to a productive status.  In addition, we have identified two currently producing wells whereby we intend to add additional perforations to the currently producing and/or new zones in anticipation of increasing production.  Our total estimated cost to perform the well work on these five identified projects is approximately $410,000.  Our estimated capital expenditures for the one remaining capital recompletion we have identified is $100,000.  In addition to the recompletions and workovers, we have identified drilling opportunities for six proved undeveloped locations and seven potential exploratory locations.  Total estimated capital expenditures for drilling of these 13 wells is $11.7 million.  These recompletions and drilling opportunities will be funded through a combination of cash flow from the Duval County Properties and borrowings under our Credit Facility.

We expect to utilize 3-D seismic analysis from our acquired seismic database and other modern technologies and production techniques to improve drilling results and ultimately enhance our production and returns.  We also believe use of such technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties.

We will continue to review opportunities to acquire additional producing properties, leasehold acreage and drilling prospects that are located in and around the Duval County Properties, or which might result in the establishment of new drilling areas.  When identifying acquisition candidates, we focus primarily on underdeveloped assets with significant growth potential.  We seek acquisitions which allow us to absorb, enhance and exploit properties without taking on significant geologic, exploration or integration risk.

The implementation of our foregoing strategy will require that we make significant capital expenditures in order to replace current production and find and develop new oil and gas reserves.  In order to finance our capital program, we will depend on cash flow from anticipated operations, cash or cash equivalents on hand, or committed credit facilities, as discussed below in “Liquidity and Capital Resources.”

If we are unable to raise additional capital from conventional sources, including lines of credit and  sales of stock in the future, we may be forced to curtail or cease our business operations.  We may also be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency.  We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.  This is particularly a concern in light of the current illiquidity in the credit markets, as well as the current suppressed oil and natural gas pricing levels.  Even if we are able to continue our operations, the failure to obtain sufficient financing could have a substantial adverse effect on our business prospects and financial results.

Our forecasted operating needs and funding requirements, as well as our projected ability to obtain adequate financial resources, involve risks and uncertainties, and actual results could vary as a result of a number of factors.

Our business and prospects must also be considered in light of the risks and uncertainties frequently encountered by companies in the oil and gas industry.  The successful development of oil and gas fields is highly uncertain and we cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any oil and gas production from our existing fields or other fields, if any, acquired in the future.  Risks and uncertainties associated with oil and gas production include:

•	reservoir performance and natural field decline;
•	changes in operating conditions and costs, including costs of third party equipment or services such as drilling rigs and shipping;
•	the occurrence of unforeseen technical difficulties, including technical problems that may delay start-up or interrupt production;
•	the outcome of negotiations with co-venturers, governments, suppliers, or other third party operators;
•	our ability to manage expenses successfully;
•
regulatory developments, such as deregulation of certain energy markets or restrictions on exploration and production under laws and regulations related to environmental or energy security matters; and

•
volatility in crude oil and natural gas prices, actions taken by the Organization of Petroleum Exporting Countries to increase or decrease production and demand for oil and gas affected by general economic growth rates and conditions, supply disruptions, new supply sources and the competitiveness of alternative hydrocarbon or other energy sources.

Revenue and Expense Drivers

Revenue Drivers

Crude Oil and Natural Gas Sales.  Our revenues are generated from production of crude oil and natural gas which are substantially dependent upon prevailing prices.  Our future production is impacted by our drilling success, acquisitions and decline curves on our existing production.  Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of or demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control.  We enter into derivative instruments for a portion of our oil and natural gas production to achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas.

We generally sell our oil and natural gas at current market prices determined at the wellhead.  We are required to pay gathering, compression and transportation costs with respect to substantially all of our products or incur such costs to deliver our products to a sales point.  We market our products in several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well, market prices, pipeline constraints and operational flexibility.

Operating Expenses

Our operating expenses primarily involve the expense of operating and maintaining our wells.

•
Lease Operating.  Our lease operating expenses include repair and maintenance costs, contract labor and supervision, salt water disposal costs, expense workover costs, compression, electrical power and fuel costs and other expenses necessary to maintain our operations.  Our lease operating expenses are driven in part by the type of commodity produced and the level of maintenance activity.  Ad valorem taxes represent property taxes on our properties.

•
Production Taxes.  Production taxes represent the taxes paid on produced oil and gas on a percentage of market (our price received from the purchaser) or at fixed rates established by federal, state or local taxing authorities.

•
General and Administrative Expenses. General and administrative expenses include employee compensation and benefits, professional fees for legal, accounting and advisory services and corporate overhead.

•
Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization represent the expensing of the capitalized cost of our oil and gas properties using the unit of production method and our other property and equipment.

Other Income and Expenses

Other income and expenses consist of the following:

Interest Income.  We generate interest income from our cash deposits.

Interest Expense.  Our interest expense reflects our borrowings under our CIT Credit Facility, other short-term notes and amortization of debt discounts.

Risk Management.  The results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas.  To mitigate a portion of this exposure, we have entered into certain derivative instruments which have not been elected to be designated as cash flow hedges for financial reporting purposes.  Generally, our derivative instruments are comprised of fixed price swaps as defined in the instrument.  These instruments are recorded at fair value and changes in fair value, including settlements, have been reported as risk management in the statements of operations.

Change in Fair Value of Derivatives.  We mark-to-market our derivative liabilities each reporting period and record the change in the derivative liability to change in fair value of derivatives in the statements of operations.

Oil and Natural Gas Properties – Impact of Petroleum Prices on Ceiling Test

We review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC on a quarterly and annual basis.  This review is referred to as a ceiling test.  Under the ceiling test, capitalized costs, less accumulated depletion and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects.  Any excess of the net book value, less deferred income taxes, is generally written off to expense as an impairment.

Results of Operations

Three months Ended September 30, 2008

Revenues.  The following table summarizes our oil and natural gas revenues and sales for the three months ended September 30, 2008.  As the Voyager Acquisition was our initial oil and gas acquisition, we did not have any revenue for the three months ended September 30, 2007.

Natural gas sales:
Revenue	$456,831
Volumes – Mmbtu	57,945
Price - $/Mmbtu	$7.88
Oil sales:
Revenue	$337,353
Volumes – Bbls	3,278
Price - $/Bbl	$102.91

We closed on the Voyager Acquisition on September 2, 2008, and therefore reported revenue only for the month of September 2008.  The effective date of the Voyager Acquisition was April 1, 2008, and all revenue and lease operating expenses for the period April 1 through September 1, 2008 were treated as a purchase price adjustment.  Total revenue for the month of September 2008 was $794,184.  Revenue from the sale of natural gas for the month of September totaled $456,831 at an average price of $7.88 per Mmbtu.  Natural gas sales volume was 57,945 Mmbtu’s, or a daily rate of 1,932 Mmbtu’s.  Revenue from the sale of crude oil for the month of September was $337,353 at an average price of $102.91 per barrel.  Crude oil sales volume was 3,278 barrels, or a daily rate of 109 barrels.

Lease Operating Expenses.  Lease operating expenses for the month of September 2008, were $154,373.  The primary components of lease operating expenses were salt water disposal costs of $63,479, lease road maintenance of $17,964, ad valorem taxes of $17,695 and costs associated with natural gas compression of $22,338.  The remainder of the lease operating expenses were comprised of contract gauging of wells, contract services and other expenses.  We did not have lease operating expenses during the 2007 period.

Production Taxes.  Production taxes for the month of September 2008, were $55,361.  All of our revenue is attributable to the State of Texas.  Severance taxes in the State of Texas are based upon the value of crude oil sold and natural gas produced.  Crude oil is taxed at the rate of 4.6% of the value sold and natural gas is taxed at the rate of 7.5% of the natural gas produced.  We did not have production taxes during the 2007 period.

General and Administrative Expenses.  General and administrative expenses were $707,345 for the three months ended September 30, 2008, compared to $208,711 for the three months ended September 30, 2007.  Payroll and related expenses for the 2008 period were $472,312 compared to $145,500 for the 2007 period.  We had no employees during the 2007 period and incurred non-cash stock expense of $145,500 during the 2007 period.  During the 2008 period, we had three employees resulting in salaries, payroll taxes and health insurance of $134,328.  In addition, we incurred $337,984 for non-cash stock expense pursuant to stock options and restricted stock awards granted to our CEO and CFO.  We incurred professional fees during the 2008 period of $161,336 comprised of legal, accounting and engineering fees.  The increase in professional fees was a result of increased activity primarily attributable to the Voyager Acquisition and public company reporting.  Professional fees for the 2007 period were $33,933.  Expenses associated with office administration were $12,963 and other expenses comprised of investor relations, travel and meals, filing fees and directors’ and officers’ liability insurance were $60,732.  This compares to $29,278 incurred for other expenses of the 2007 period.

Interest Expense.  Interest expense for the three months ended September 30, 2008, totaled $1,167,454 and was comprised of interest expense incurred pursuant to our CIT Credit Facility of $190,375, amortization of deferred financing costs of $188,956, amortization of debt discounts of $786,509 and other interest expense of $1,614.  Interest expense for the 2007 period was $171,303 which was comprised of accrued interest on notes payable of $134,330 and amortization of debt discounts of $36,973.

Risk Management.  The gain recorded from our risk management position for the three months ended September 30, 2008, was $683,391.  We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period in derivative gains or losses in our statements of operations.  For the three months ended September 30, 2008, we recorded gains of $634,528, related to our swap contracts.  These swap contracts are related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited.  In the first contract we agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU.  In the second contract we agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end.  When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs, and counterparty risk.

In addition to the above, we were required to unwind Voyager Gas Corporation’s hedge positions upon closing of the Voyager Acquisition on September 2, 2008.  We recorded a gain from unwinding Voyager’s hedge position of $48,863.

Loss on Extinguishment of Debt.  On August 31, 2008, we converted $450,000 principal amount of the Debentures to 10,000 shares of our Series E Preferred stock which will convert into 1,363,636 shares of our common stock upon the effectiveness of our Charter Amendment to be filed with the State of Nevada.  We fair valued the common stock at August 31, 2008, and recorded a loss on extinguishment of debt of $804,545.

Change in Fair Value of Derivatives.  We mark-to-market our derivative liabilities each period to report the change in fair value.  For the three months ended September 30, 2008, the change in fair value of our derivative liabilities was a loss of $17,922,772.  The derivative liabilities exist because we have insufficient authorized and unissued shares of our common stock to settle our contracts including the outstanding preferred stock (Series A, B, D, and E), our outstanding warrants and stock options and our outstanding convertible debt.  Upon the effectiveness of the Charter Amendment to increase our number of authorized shares of common stock from 24,000,000 to 149,000,000, we will have sufficient authorized and unissued shares to settle these contracts.  At that point, the derivative liability will be eliminated and we will record a gain on the change in fair value of derivatives.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for the fiscal year 2009 will be cash, short-term cash equivalent investments on hand , anticipated internally generated cash flows from operations following the Voyager Acquisition and committed credit facilities.

Credit Facility

On September 2, 2008 we entered into the Credit Facility, consisting of a $50 million senior secured revolving loan (“Revolving Loan”) and a $22 million term loan (“Term Loan”).

The Revolving Loan is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual reviews of our proved oil and gas reserves.  As of September 2, 2008, we had borrowed $11.5 million under the Revolving Loan to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Monies advanced under the Revolving Loan mature on September 1, 2011 and bear interest at a rate equal to LIBOR plus 1.75% to 2.50%, as the case may be.  On September 4, 2008, we obtained a three month LIBOR rate expiring December 4, 2008, resulting in an annual interest rate of 5.31%.  On September 30, 2008, we repaid $1 million of principal on the revolver and on October 22, 2008, we borrowed $1 million on the Revolving Loan.

The Term Loan provides for a one-time advance to us of $22.0 million.  We drew down the full amount on September 2, 2008, to finance the Voyager Acquisition and to repay the related bridge loan and transaction expenses.  Monies borrowed under the Term Loan mature on March 1, 2012 and bear interest at a rate equal to LIBOR plus 5% during the first twelve months after closing and LIBOR plus 7.50%, thereafter.  On September 4, 2008, we obtained a three month LIBOR rate expiring December 4, 2008, resulting in an annual interest rate of 7.81%.

All borrowings under the Revolving Loan are secured by a first lien on all of our assets and those of our subsidiaries.  All borrowings under the Term Loan are secured by a second lien on all of our assets and those of our subsidiaries.

The loan instruments evidencing the revolver contain various restrictive covenants, including financial covenants requiring that we will not: (i) as of the last day of any fiscal quarter, permit our ratio of EBITDAX for the period of four fiscal quarters then ending to interest expense for such period to be less than 2.0 to 1.0; (ii) at any time permit our ratio of total debt as of such time to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 4.0 to 1.0; and (iii) permit, as of the last day of any fiscal quarter, our ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FAS 133) to (b) consolidated current liabilities (excluding non-cash obligations under SFAS No. 133 and current maturities under the Credit Facility) to be less than 1.0 to 1.0.

The loan instruments evidencing the term loan also contain various restrictive covenants, including financial covenants requiring that we will not: (i) permit, as of the last day of any fiscal quarter, our ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under SFAS No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under FAS 133 and current maturities under the Credit Facility) to be less than 1.0 to 1.0; and (ii) as of the date of any determination permit our ratio of total reserve value as in effect on such date of determination to total debt as of such date of determination to be less than 2.0 to 1.0

Upon our failure to comply with covenants, the lender has the right to refuse to advance additional funds under the revolver and/or declare any outstanding principal and interest immediately due and payable.  We were in compliance with all covenants as of September 30, 2008.

CIT Capital, as lender, is entitled to a one percent (1%) overriding royalty interest of our net revenue interest in the oil and gas properties acquired in the Voyager Acquisition.  The overriding royalty interest is applicable to any renewal, extension or new lease taken by us within one year after the date of termination of the ORRI Properties, as defined in the overriding royalty agreement covering the same property, horizons and minerals.

CIT Capital also received, and is entitled to receive in its capacity as administrative agent, various fees from us while monies advanced or loaned remain outstanding, including an annual administrative agent fee of $20,000 for each of the Revolving Loan and Term Loan and a commitment fee ranging from 0.375% to 0.5% of any unused portion of the borrowing base available under the Revolving Loan.

Under the Credit Facility, we were required to enter into hedging arrangements mutually agreeable between us and CIT Capital.  Effective on September 2, 2008, we entered into hedging arrangements with a bank whereby we hedged 65% of our proved developed producing natural gas production and 25% of our proved developed producing oil production from October 1, 2008 through December 31, 2011 at $7.82 per Mmbtu and $110.35 per barrel, respectively.

        Convertible Debentures (Bridge Loan)

On May 21, 2008, we entered into the Bridge Loan, whereby we issued the Debentures and used the proceeds to fund our payment of the deposit required under the Voyager Acquisition.

The Debentures matured the earlier of September 29, 2008 and the completion of the Voyager Acquisition, and may be satisfied in full by our payment of the aggregate redemption price of $900,000 or, at the election of the purchasers, by the conversion of the Debentures into shares of our common stock, at an initial conversion price of $0.33 subject to adjustments and full-ratchet protection under certain circumstances.

On September 2, 2008, we repaid $450,000 principal amount of the Debentures in cash from our Credit Facility and issued, in full satisfaction of our obligation with respect to the other $450,000 principal amount, 10,000 shares of our Series E Preferred.  Each share of preferred stock automatically converted into 136.3636 shares of our common stock, for an aggregate of 1,363,636 shares of our common stock, on the Charter Amendment Effective Date, as provided by the Certificate of Designation governing the Series E Preferred.

2007 Convertible Notes

On November 1, 2007, we sold $350,000 in convertible notes (the "2007 Notes"), which 2007 Notes mature on October 31, 2008 and bear interest at 10% per annum, payable in either cash or shares of our common stock based upon a conversion price of $0.35 per share.  The investors in the 2007 Notes also received 200,004 shares of common stock.  During May 2008, we exchanged 37,100 shares of our Series B Preferred in full satisfaction of our obligation under the 2007 Notes to pay $350,000 of principal and $21,000 of interest, with each share of such preferred stock becoming convertible into 28.58 shares of our common stock, for an aggregate of 1,060,318 shares of our common stock, on the Charter Amendment Effective Date.

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

On February 28, 2008, $1,090,000 of the 2006 Notes came due and we were unable to repay them.  We continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period.  On March 6, 2008, we issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of 2006 Notes.  On April 22, 2008, we repaid $100,000 principal amount in cash to one of the holders of the 2006 Notes in satisfaction thereof.  During May 2008, we exchanged 99,395 shares of our Series A Preferred for the remaining 2006 Notes in payment of the $965,000 of principal and $28,950 of interest thereunder.  Each share of Series A Preferred is automatically convertible into 20 shares of our common stock, for an aggregate of 1,987,900 shares of our common stock, upon the Charter Amendment Effective Date, as provided by the Certificate of Designation with respect to the Series A Preferred filed with the State of Nevada on May 15, 2008.  At September 30, 2008, $25,000 principal amount of the 2006 Notes held by one note holder remained outstanding.

We believe our short-term and long-term liquidity is adequate to fund operations, including capital expenditures and interest during our fiscal year ending June 30, 2009.

Should our estimated capital needs prove to be greater than we currently anticipate, our cash flow from operating activities be less than we currently anticipate or should we change our current operations plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated.  Although we anticipate that adequate funds will remain available to us under the Credit Facility, if we were unable to access such funding by reason of our failure to satisfy borrowing covenants thereunder we would have to use other alternative resources.  To the extent it becomes necessary to raise additional cash in the future if our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or our equity securities, funding from joint venture or strategic partners, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The sale of additional equity securities or convertible debt securities would result in dilution to our shareholders.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances.  Any assurance as to our present ability to raise additional capital outside of our existing credit facility and business operations is particularly uncertain given the current instability in the financial and equity markets and current oil and natural gas pricing levels.

Recent Accounting and Reporting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161”).  SFAS No. 161 requires additional disclosures about derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is evaluating the impact the adoption of SFAS No. 161 will have on its financial statement disclosures.  The Company’s adoption of SFAS No. 161 will not affect its current accounting for derivative and hedging activities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This statement requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition-related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact, if any, the adoption of this statement will have on its financial position, results of operations or cash flows.

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Evaluation of Internal Controls over Financial Reporting

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

Our management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, using the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2008.  This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting first reported in our annual report on Form 10-KSB for the period ended June 30, 2008.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As noted in our annual report, the material weaknesses in our internal control over financial reporting relates to the lack of segregation of duties in financial reporting because currently our financial reporting and all accounting functions continue to be performed by the same officer, our Chief Financial Officer hired on May 22, 2008, and prior to then, by one external consultant.  Our Chief Executive Officer does not possess accounting expertise and we presently do not have an audit committee.

These weaknesses stem primarily from our lack of business operations and related working capital to hire additional staff during the periods covered by this report and our last report on Form 10-KSB.  With the completion of the Voyager Acquisition, there is an ever greater risk that a material misstatement of the financial statements could be caused, or at least not detected in a timely manner, due to our limited staff and insufficient segregation of duties.

In light of the foregoing and our recent completion of the Voyager Acquisition, as a result of which we emerged from “shell company” status, during the current fiscal quarter, we intend to implement a number of measures to remediate such ineffectiveness and strengthen our internal controls environment.  Planned action includes our initial retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and the identification of opportunities to improve the efficacy of our accounting and financial reporting processes.  Additional anticipated remedial action will involve organizational and process changes to address the identified deficiencies, including (i) hiring additional personnel to assist with financial reporting and business operations as soon as our finances will allow, (ii) establishing and complying with delegation of authority guidelines to be prepared for approval by the Board of Directors, (iii) modifying analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; (iv) ensuring proper segregation of duty controls throughout our company, and (v) implementing formal processes requiring periodic self-assessments and independent tests.

Along these lines, and as previously reported, on October 1, 2008, we retained a senior officer of operations and, as a result, separated the responsibility of CFO to pay operational invoices from the review and approval of such invoices, a process now within the purview of the senior operating officer just retained.  Recently, we have also approached potential candidates to serve as additional members to our Board of Directors, including candidates having accounting backgrounds to form an audit committee.

At this time, our management recognizes that many of the intended actions and enhancements will require continual monitoring and evaluation for effectiveness, and will necessarily evolve as we continue to evaluate and improve our internal controls over financial reporting.  Management will accordingly review progress on activities taken on a consistent and ongoing basis at the CEO and senior management level in conjunction with our Board of Directors.

Changes in Internal Controls over Financial Reporting

Aside from undertaking certain activity in anticipation of implementing remedial steps during the current and subsequent quarters, there have been no changes in our internal controls over financial reporting during the fiscal quarter just ended that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6.              Exhibits

No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABC FUNDING, INC. (Registrant)

Date: November 19, 2008	By:	/s/ Robert P. Munn
Robert P. Munn President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ Carl A. Chase
Carl A. Chase Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002