Form 10KSB/A
period 2008-06-30
ABC Funding, Inc
filed 2008-11-28
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

Introductory Note

     This amendment is being filed to clarify certain information pertaining to weaknesses in our disclosure controls and procedures, and the steps we have taken to remediate such weaknesses.  Other than with respect to Item 8A of Part II of this report, no modifications have been made to this Annual Report as originally filed on September 9, 2008.

ABC FUNDING, INC.
AND SUBSIDIARY
INDEX TO FORM 10-KSB/A
Amendment No. 1
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

Our management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, using the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.  This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting first reported in our annual report on Form 10-KSB for the period ended June 30, 2008, filed with the SEC on September 9, 2008.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These weaknesses stem primarily from our lack of business operations and related working capital to hire additional staff during the periods covered by this report.  With the completion of the Voyager Acquisition, there is an ever greater risk that a material misstatement of the financial statements could be caused, or at least not detected in a timely manner, due to our limited staff and insufficient segregation of duties.

In light of the foregoing and our recent completion of the Voyager Acquisition, we intend to implement a number of measures to remediate such ineffectiveness and strengthen our internal controls environment.  Planned action includes our initial retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and the identification of opportunities to improve the efficacy of our accounting and financial reporting processes.  Additional anticipated remedial action will involve organizational and process changes to address the identified deficiencies, including (i) hiring additional personnel to assist with financial reporting and business operations as soon as our finances will allow, (ii) establishing and complying with delegation of authority guidelines to be prepared for approval by the Board of Directors, (iii) modifying analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; (iv) ensuring proper segregation of duty controls throughout our company, and (v) implementing formal processes requiring periodic self-assessments and independent tests.

          Along these lines, and as previously reported, on October 1, 2008, we retained a senior officer of operations and, as a result, separated the responsibility of our CFO to pay operational invoices from the review and approval of such invoices, a process now within the purview of the senior operating officer just retained.  Recently, we have also approached potential candidates to serve as additional members to our Board of Directors, including candidates having accounting backgrounds to form an audit committee.

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

Changes in Internal Controls over Financial Reporting

Aside from undertaking certain activity in anticipation of implementing remedial steps, there have been no changes in our internal controls over financial reporting during the fiscal year just ended that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ABC FUNDING, INC.

Date: November 28, 2008	By: /s/ Robert P. Munn
Robert P. Munn
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Robert P. Munn	November 28, 2008
Robert P. Munn
Chief Executive Officer and Director

/s/ Carl A. Chase	November 28, 2008
Carl A. Chase
Chief Financial Officer and Principal Accounting Officer

/s/ Alan D. Gaines	November 28, 2008
Alan D. Gaines
Director

INDEX TO EXHIBITS

Nos.	Description of Exhibit

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