Form 10-Q/A
period 2008-09-30
ABC Funding, Inc
filed 2009-02-12
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

6630 Cypresswood Drive, Suite 200
Spring, Texas 77379
(Address of principal executive offices, including zip code)

(832) 559-6060
(Registrant’s telephone number, including area code)

4606 FM 1960 West, Suite 400, Houston, Texas 77379
(Former Name or Former Address, if Changed Since Last Report)

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

Introductory Note

        This amendment is being filed (i) to modify the presentation in our financial statements and under Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) to reflect the financial statements and results of operations of Voyager Gas Corporation, as a Predecessor, following our acquisition of and succession to substantially all of the business operations of Voyager Gas Corporation on September 2, 2008 and (ii) to restate our financial statements to correct our prior erroneous accounting of stock warrants issued on September 2, 2008 in connection with our term loan credit facility as an expense under "change in fair value of derivatives."  We have determined that the fair value of these warrants should have been recoreded as a discount to the related term loan and amortized over the life of the loan using the effective interest rate method.   We have also conformed Exhibits 31.1 and 31.2 to the format provided in Item 601of Regulation S-K.  Other than with respect to the foregoing, no modifications have been made to this Quarterly Report as originally filed on November 19, 2008.

ABC FUNDING, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets as of September 30, 2008, September 2, 2008 (predecessor) and December 31, 2007 (predecessor)	3
	Unaudited Consolidated Statements of Operations for the Periods July 1 through September 30, 2008 and September 2, 2008 (predecessor) and July 1 through September 30, 2007 (predecessor)	4
	Unaudited Consolidated Statements of Cash Flows for the Periods July 1 through September 30, 2008 and September 2, 2008 (predecessor) and July 1 through September 30, 2007 (predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4T.	Controls and Procedures	27

	PART II – OTHER INFORMATION

Item 6.	Exhibits	30
	SIGNATURES	31
	INDEX TO EXHIBITS
	EXHIBIT 31.1
	EXHIBIT 31.2
	EXHIBIT 32.1
	EXHIBIT 32.2

PART I.  FINANCIAL INFORMATION
Item 1.                      Financial Statements.
ABC FUNDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	Successor	Predecessor
	September 30, 2008	September 2, 2008	December 31, 2007
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$774,805	$1,794,956	$--
Restricted cash	50,000	802,719	--
Accounts receivable:
Accrued oil and gas production revenue, net of allowance of $0	1,059,541	1,365,827	1,791,519
Other	92,116	49,200	--
Option contracts	--	--	205,639
Prepaid expenses and other current assets	26,984	9,124	7,933
Total current assets	2,003,446	4,021,826	2,005,091
Oil and gas properties, using successful efforts method:
Proved properties	33,447,300	35,488,597	34,412,680
Unevaluated properties	7,291,249	13,336,340	13,299,340
Less accumulated depletion	(205,959)	(11,388,581)	(8,936,029)
Net oil and gas properties	40,532,590	37,436,356	38,775,991
Fixed assets, net	9,461	18,198	22,456
Deferred financing costs, net of accumulated amortization of $45,485	1,864,865	--
Derivative assets	634,528	--
Other assets	--	--	16,728
	2,508,854	18,198	39,184
Total assets	$45,044,890	$41,476,380	$40,820,266
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,626,796	$2,221,905	$1,517,811
Accounts payable – related parties	10,671	--	--
Bank overdraft	--	--	316,239
Earnest money deposit	--	802,719	--
Convertible debt	25,000	--	--
Notes payable, net	542,948	11,239,193	--
Current income taxes payable	--	686,115	771,352
Derivative liabilities	28,717,058	--	--
Total current liabilities	30,922,473	14,649,932	2,605,402
Credit facility – revolving loan	10,500,000	--	15,116,287
Credit facility - term loan, net of unamortized discount of $10,022,642	11,977,358	--	--
Deferred income taxes	--	4,876,267	4,876,267
Asset retirement obligations	765,658	765,658	--
Total liabilities	54,165,489	20,291,857	22,597,956
Commitments and contingencies	--	--	--
Series C Preferred stock , $0.001 par value, 1,000 shares authorized and outstanding at September 30, 2008, with mandatory redemption	100,000	--	--
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 842,505 undesignated authorized at September 30, 2008
Series A Preferred stock, $0.001 par value, 99,395 shares authorized and outstanding at September 30, 2008	99	--	--
Series B Preferred stock, $0.001 par value, 37,100 shares authorized and outstanding at September 30, 2008	37	--	--
Series D Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding at September 30, 2008	10	--	--
Series E Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding at September 30, 2008	10	--	--
Common stock, $0.001 par value, 24,000,000 shares authorized, 24,709,198 issued and outstanding at September 30, 2008	24,709	--	--
Additional paid-in capital	12,560,783	7,140,000	7,140,000
Retained earnings (deficit)	(21,806,247)	13,744,523	11,082,310
Total stockholders’ equity (deficit)	(9,220,599)	20,884,523	18,222,310
Total liabilities and stockholders' equity (deficit)	$45,044,890	$41,476,380	$40,820,266

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Successor	Predecessor
	Period from July 1, Through	Period from July 1 Through
	September 30, 2008	September 2, 2008	September 30, 2007
	(Restated)
Oil and gas revenue	$794,184	$ 3,851,191`	$2,556,516

Operating costs and expenses:
Lease operating expenses	154,373	242,516	598,339
Production taxes	55,361	290,295	156,970
General and administrative expenses	707,345	158,306	192,669
Depreciation, depletion and amortization	206,451	758,151	1,774,952
Total operating costs and expenses	1,123,530	1,449,268	2,722,930
Income (loss) from operations	(329,346)	2,401,923	(166,414)

Other income (expense):
Interest income	1,397	--	--
Interest expense	(1,297,426)	(237,412)	(194,782)
Risk management	683,391	--	--
Loss on extinguishment of debt	(804,545)	--	--
Change in fair value of derivatives	(7,970,436)	--	--
Total other income (expense)	(9,387,619)	(237,412)	(194,782)
Income (loss) before taxes	(9,716,965)	2,164,511	(361,196)
Income tax expense	--	(757,579)	--
Net income (loss)	$(9,716,965)	$1,406,932	$(361,196)

Net loss per share: basic and diluted	$(0.40)

Weighted average common shares outstanding: basic and diluted	24,487,451

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Successor	Predecessor
	Period from July 1, Through	Period from July 1, Through
	September 30, 2008	September 2, 2008	September 30, 2007
Cash flows from operating activities:	(Restated)
Net income (loss)	$(9,716,965)	$1,406,932	$(361,196)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	206,450	758,151	1,774,952
Share based compensation	337,984	--	--
Amortization of deferred financing costs	188,956	--	--
Amortization of debt discounts	916,481	--	--
Change in fair value of derivatives	7,970,436	--	--
Loss on extinguishment of debt	804,545	--	--
(Gain) loss on derivatives	(634,528)	(1,850,081)	122,045
Changes in assets and liabilities:
Accounts receivable	(1,191,068)	(838,813)	98,537
Prepaid and other current assets	610	--	--
Accounts payable, related parties and accrued liabilities	1,598,781	1,092,503	93,269
Bank overdraft	--	--	(294,396)
Income taxes payable	--	(3,000)	2,191
Other assets	--	48,364	--
Net cash provided by operating activities	481,682	2,184,421	1,435,402
Cash flows from investing activities:
Cash paid for acquisition of oil and gas properties, net of acquisition costs	(30,590,707)	--	--
Oil and gas properties capital investment	--	(99,357)	(1,102,116)
Purchase of fixed assets	(2,071)	--	--
Restricted cash	(50,000)	1,525	--
Net cash used in investing activities	(30,642,778)	(97,832)	(1,102,116)
Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable preferred stock	100,000	--	--
Repayment of convertible debenture	(450,000)	--	--
Proceeds from credit facility	33,500,000	--	--
Repayment of credit facility	(1,000,000)	(1,000,000)	(333,286)
Debt issuance costs	(1,226,257)	--	--
Net cash provided by (used in) financing activities	30,923,743	(1,000,000)	(333,286)
Net increase in cash	762,647	1,086,589	--
Cash at beginning of period	12,158	708,367	--
Cash at end of period	$774,805	$1,794,956	$--

Supplemental information:
Cash paid for interest	$15,768	176,894	819,454
Cash paid for income taxes	--	3,000	--

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Continued)

	Successor	Predecessor
	Period from July 1, Through	Period from July 1, Through
	September 30, 2008	September 2, 2008	September 30, 2007
	(Restated)
Non-cash investing and financing activities:
Preferred shares issued for acquisition of oil and gas properties	$9,100,000	$--	$--
Current assets acquired with acquisition	43,032	--	--
Current liabilities assumed with acquisition	531,132	--	--
Preferred shares issued in payment of convertible debenture	450,000	--	--
Note issued for debt issuance costs	557,500	--	--
Removal of derivative liability due to repayment of debt	1,099,287	--	--
Debt discount due to imputed interest	16,977	--	--
Debt discount due to overriding revenue royalty interest	206,000	--	--
Asset retirement obligation assumed	765,658	--	--
Debt issuance costs accrued	143,569	--	--
Debt discount due to warrant issued with debt	9,952,336	--	--

The accompanying notes are an integral part of these financial statements.

ABC FUNDING, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On September 2, 2008, the Company consummated the acquisition of Voyager Gas Corporation, a Delaware corporation, (the “Voyager Acquisition”), whereby it purchased all of the outstanding capital stock of Voyager Gas Corporation and succeeded to substantially all of the business operations and properties of Voyager Gas Corproation, including working and other interests in oil and gas lease blocks located in Duval County, Texas, producing wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities.  Upon the completion of the Voyager Acquisition, Voyager Gas Corporation became a wholly-owned subsidiary of ABC  (See Note. 3) and the Company no longer qualified as a development stage enterprise as defined under SFAS No. 7 “Accounting and Reporting by Development State Enterprises”.

The acquisition of Voyager Gas Corporation described in Note 3 is referred to as the Voyager Acquisition.  The term “Successor” refers to ABC funding, Inc. following the Voyager Acquisition and the term “Predecessor” refers to Voyager Gas Corporation prior to the acquisition date on September 2, 2008.

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

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements.  The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q as prescribed by the SEC for smaller reporting companies and do not include all of the financial information and disclosures required by GAAP.  The financial information as of September 2 and 30, 2008, and for the periods from July 1 through September 2 and 30, 2008 and the three months ended September 30, 2007, is unaudited.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.  The results of operations for the periods presented are not necessarily indicative of the results of operations that will be realized for the fiscal year ended June 30, 2009.  The interim financial statements should be read in conjunction with the financial statements as of June 30, 2008, and notes thereto, included in the Company’s Amendment No. 1 to Form 10-KSB/A filed with the SEC on November 28, 2008 and Voyager’s audited financial statements for the years ended December 31, 2007 and 2006, included elsewhere in this filing..

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

Oil and Natural Gas Properties.  The Company follows the successful efforts method for accounting for its oil and gas properties.  Oil and gas exploration and production companies choose one of two acceptable accounting methods, successful efforts or full cost.  The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells and exploration costs.  Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized as oil and gas properties.  Entities that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and gas property costs.

The calculation of depreciation, depletion and amortization of capitalized costs under the successful efforts method of accounting differs from the full cost method in that the successful efforts method requires the Company to calculate depreciation, depletion and amortization expense on individual properties rather than one pool of costs.  In addition, under the successful efforts method the Company assesses its properties individually for impairment compared to one pool of costs under the full cost method.

Depreciation, Depletion and Amortization of Oil and Gas Properties.  The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis.  Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field.  Well cost per unit is calculated by dividing the total cost by the estimated total proved producing oil and gas reserves associated with that field.  The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability.

Impairment of Oil and Gas Properties.  The Company tests for impairment of its properties based on estimates of proved reserves.  Proved oil and gas properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of the carrying amounts.  Initially this analysis is based on proved reserves.  However, when the Company believes that a property contains oil and gas reserves that do not meet the defined parameters of proved reserves, an appropriately risk adjusted amount of these reserves may be included in the impairment evaluation.  These reserves are subject to much greater risk of ultimate recovery.  An asset would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount by which the carrying value exceeds its fair value.

Impairment analysis is performed on an ongoing basis.  In addition to using estimates of oil and gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and gas prices.  The impairment evaluation triggers include a significant long-term decrease in current and projected prices, or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected, and historical and current negative operating losses.  Although the Company evaluates future oil and gas prices as part of the impairment analysis, it does not view short-term decreases in prices, even if significant, as impairment triggering events.

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

Valuation of the Embedded and Warrant Derivatives.  The valuation of the Company’s embedded derivatives and warrant derivatives is determined primarily by a lattice model using probability weighted discounted cash flow based upon future projections over a range of potential outcomes and the Black-Scholes option pricing model.  An embedded debenture derivative is a derivative instrument that is embedded within a contract, which under the convertible debenture (the host contract) includes the right to convert the debenture by the holder, reset provisions with respect to the conversion provisions, call/redemption options and liquidated damages.  In accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  A warrant derivative liability is determined in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  The practical effect of this has been that when the Company’s stock price increases so does its derivative liability, resulting in a non-cash loss charge that reduces earnings and earnings per shares.  When the Company’s stock price declines, it records a non-cash gain, increasing its earnings and earnings per share.

    To determine the fair value of its embedded derivatives, management evaluates assumptions regarding the probability of certain events.  Other factors used to determine fair value include the Company’s period end stock price, historical stock volatility, risk free interest rate and derivative term.  The fair value recorded for the derivative liability varies from period to period.  This variability may result in the actual derivative liability for a period either above or below the estimates recorded on the Company’s consolidated financial statements, resulting in significant fluctuations in other income or expense because of the corresponding non-cash gain or loss recorded.

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

NOTE 3.        RESTATEMENT

    In connection with our review of the financing transaction with CIT on September 2, 2008, we identified an error in the accounting for stock warrants issued in connection with our term loan credit facility. The fair value of these warrants was initially recorded as an expense under “Change in fair value of derivatives.” We determined that the fair value of these warrants should have been recorded as a discount to the related term loan and amortized over the life of the loan using the effective interest rate method.

    The effects of the restatement on reported amounts for the three months ended September 30, 2008 are presented below in the following tables:

	Three months ended September 30, 2008

	As Reported	Adjustments	As Restated

Other income (expense):
Interest expense	$(1,167,454)	$(129,972)	$(1,297,426)
Change in fair value of derivatives	(17,922,772)	9,952,336	(7,970,436)
Total other expense	(19,209,983)	9,822,364	(9,387,619)
Net loss	$(19,539,329)	$9,822,364	$(9,716,965)

Net loss per share:
Basic and diluted	$(0.80)	$0.40	$(0.40)
Weighted average common shares outstanding:
Basic and diluted	24,487,451	24,487,451	24,487,451

	September 30, 2008
	As Reported	Current Year Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility – term loan, net of unamortized discount of $10,022,642	$21,799,722	$(9,822,364)	$11,977,358
Total liabilities	63,987,853	(9,822,364)	54,165,489
Stockholders’ deficit
Retained earnings (deficit)	(31,628,611)	9,822,364	(21,806,247
Total stockholders’ deficit	(19,042,963)	9,822,364	(9,220,599)
Total liabilities and stockholders’ deficit	$45,044,890	$-	$45,044,890

NOTE 4.                      ACQUISITION OF BUSINESS

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

The acquired properties have established production over a substantial acreage position with proved reserves from over ten different horizons located at depths ranging from 4,000 to 7,500 feet.  As of April 1, 2008, the Duval County Properties had independently engineered proved reserves of 16.2 Bcfe.  By category, this includes 5.2 Bcfe of proved developed producing, 5.6 Bcfe of proved developed non-producing, and 5.4 Bcfe of proved undeveloped reserves.  Approximately 69% of total proved reserves is natural gas.  In addition to proved reserves, the Company’s management has identified additional exploration opportunities on the acquired acreage utilizing its acquired 3-D seismic data base.  Depletion expense per equivalent Mcf for the periods presented was $2.35 for the three months ended September 30, 2008, $4.01 for the period July 1 through September 2, 2008, and $5.88 for the period July 1 through September 30, 2007.

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are subject to modification and are shown below.

Cash	$1,864,446
Accounts receivables	39,410
Security deposit	3,622
Oil and gas property	40,738,549
Total assets acquired	42,646,027
Severance tax payable	65,418
Royalties payable	405,714
Ad valorem taxes payable	60,000
Asset retirement obligations	765,658
Total liabilities assumed	1,296,790
Net assets acquired	$41,349,237

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

	Pro Forma
	Three Months Ended September 30,
	2008	2007
	(Restated)
Revenues	$4,645,375	$2,556,515
Operating costs and expenses	2,189,797	1,866,534
Income from operations	2,455,578	689,981
Other income (expense)	(10,177,606)	(1,343,270)
Net loss	$(7,722,028)	$(653,289)
Loss per share – basic and diluted	$(0.32)	$(0.03)

Production volumes:
Natural gas (Mcf)	166,041	259,291
Oil (Bbls)	11,868	7,129
Mcfe	237,249	302,065
Mcfe/day	2,579	3,283

NOTE 5.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30 and June 30, 2008:

September 30, 2008
Royalties payable	$610,392
Severance taxes payable	108,815
Accrued interest payable	176,492
Accrued ad valorem taxes payable	166,178
Other	389
$1,062,266

NOTE 6.                      NOTES PAYABLE

Notes payable consisted of the following at September 30:

September 30, 2008
2006 convertible notes, convertible at $0.25 into 50,000 shares of common stock due February 28, 2008	$25,000
Senior secured convertible debentures due September 29, 2008	--
Short-term, interest free note payable due March 15, 2009	557,500
First lien revolving credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (5.31313% at September 30, 2008) payable quarterly, principal and unpaid interest due on August 31, 2011, collateralized by a first mortgage on the Company’s oil and gas properties.	10,500,000
Second lien term credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (7.81313% at September 30, 2008) payable quarterly, principal and unpaid interest due on March 31, 2012, collateralized by a second mortgage on the Company’s oil and gas properties.	22,000,000
Unamortized discount on senior secured convertible debentures	--
Unamortized discount on second lien term credit facility	(10,022,642)
Unamortized discount on short-term note payable due March 15, 2009	(14,552)
$23,045,306

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

The Term Loan provides for a one-time advance to the Company of $22.0 million. The Company drew down the full amount on September 2, 2008 to finance the Voyager Acquisition and to repay the related bridge loan and transaction expenses. Monies borrowed under the Term Loan mature on March 1, 2012, and bear interest at a rate equal to LIBOR plus 5% during the first twelve months after closing and LIBOR plus 7.50%, thereafter.  In connection with the Term Loan the Company issued CIT Capital 24,199,996 warrants to purchase the Company's common stock at an exercise price of $0.35 per share.  The Company recorded a discount to the Term Loan of 9,952,336 and is amortizing the debt discount over the life of the loan using the effective interest rate method.

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

In connection with the Company’s entering into the CIT Credit Facility, upon closing the Voyager Acquisition, the Company paid its investment banker, Global Hunter Securities, LLC (“GHS”), the sum of $557,500 and delivered to GHS a non-interest bearing promissory note, payable on or before March 15, 2009, in the principal amount of $557,500.

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

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of inception (May 21, 2008) and through September 30, 2008 are as follows:

	Transaction Date	Liability As of
	May 21, 2008	Sept. 30, 2008
Derivative liability – single compound embedded derivatives within the debentures	$797,447	$--
Derivative liability – other tainted convertible instruments	7,438,455	10,794,286
Derivative liability - warrants issued in connection with Term Loan	--	9,952,336
Net change in fair value of derivatives	--	7,970,436
Derivative liabilities	$8,235,902	$28,717,058

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

The Company evaluated the application of SFAS No. 133 and EITF 00-19. Based on the guidance of SFAS No. 133 and EITF 00-19, the Company concluded that these instruments were not required to be accounted for as derivatives.

On August 31, 2007 (the original Maturity Date), the Company repaid in cash six of the holders of the 2006 Notes an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest. On September 4, 2007, an additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of Common Stock.  The remaining holders of the 2006 Notes entered into an agreement with the Company whereby the maturity date of the 2006 Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the 2006 Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum. In addition, the Company agreed to issue to the remaining holders of the 2006 Notes, 218,000 shares of Common Stock with a value of $98,100 as consideration for extending the 2006 Note's maturity date.  The Company evaluated the application of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the value of the common stock has been treated as interest expense in the accompanying statements of operations.

On February 28, 2008, $1,090,000 of the 2006 Notes came due and the Company was unable to repay them.  The Company continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period. On March 6, 2008, the Company issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to the holders of 2006 Notes. On April 22, 2008, the Company repaid $100,000 principal amount in cash to one of the holders of the notes. During May 2008, the Company exchanged 99,395 shares of its Series A Preferred in full satisfaction of its obligation under the notes to pay $965,000 of principal and $28,950 of interest, with each share of such preferred stock being automatically convertible into 20 shares of the Company’s common stock, for an aggregate of 1,987,900 shares of its common stock. The Series A Preferred will automatically convert into shares of the Company’s Common Stock upon the effectiveness of the Charter Amendment. At September 30, 2008, the Company has outstanding $25,000 principal amount of the 2006 Notes with one note holder.

NOTE 7.    FAIR VALUE

    Due to the insufficient unissued authorized shares to settle the Debentures, other outstanding convertible instruments of the Company, specifically the Series A, B, D and E Preferred, convertible note and non-employee stock options, have been classified as derivative liabilities under SFAS No. 133.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  At September 30, 2008, the aggregate derivative liability was $28,717,058.  The valuation of the Company's embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model.

    Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value measurements, for all financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liabilities	-	$28,717,058	-	$28,717,058

NOTE 8.                      DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 9.                      PREFERRED STOCK AND COMMON STOCK

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

NOTE 10.                      GRANTS OF WARRANTS AND OPTIONS

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

NOTE 11.                      ASSET RETIREMENT OBLIGATIONS

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

NOTE 12.                      RELATED PARTY TRANSACTION

See Note. 9 for a discussion of Series C Preferred stock issued to a director for cash consideration of $100,000.

NOTE 13.                      COMMITMENTS AND CONTINGENCIES

Commencing August 1, 2008, Voyager Gas Corporation (“Tenant”) entered into an office lease agreement with GPI Tollway – Madison, LLC (“Landlord”) to provide office space in Addison, Texas. The lease provides for approximately 2,173 rentable square feet at monthly rental rates ranging from $3,622 to $3,803 per month and terminates on October 31, 2011. Effective November 1, 2008, Voyager Gas Corporation executed an Assignment of Lease between Voyager Gas Corporation as Tenant, GPI Tollway – Madison, LLC as Landlord and Addison Oil, LLC as Assignee pursuant to which Addison Oil, LLC assumed and agreed to make all payments and to perform and keep all promises, covenants and conditions and agreements of the lease by Tenant to be made, kept and performed from and after the assignment date. Pursuant to the Assignment of Lease, Voyager Gas Corporation does hereby remain liable for the performance of all covenants, agreements and conditions contained in the lease should Addison Oil LLC default on its obligations.

NOTE 14.                      SUBSEQUENT EVENTS

Repayment of Note Payable

On October 6, 2008, pursuant to a mutual agreement between the Company and Global Hunter Securities, LLC, (“GHS”) the Company made a cash payment in the amount of $300,000 as full settlement of the non-interest bearing promissory note in the principal amount of $575,500 originally due March 15, 2009.

2008 Stock Incentive Plan

On September 19, 2008, the Company’s Board of Directors authorized the adoption of the ABC Funding, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by holders of a majority of the Company’s outstanding shares of common stock on September 19, 2008, effective on the twenty-first (21st ) day after mailing to all stockholders of record the Company’s definitive Information Statement on Schedule 14C relating to adoption of the 2008 Plan, in compliance with Regulation 14C under the Securities Exchange Act of 1934, as amended. The 2008 Plan provides for the issuance of up to 8,500,000 shares of the Company’s common stock to employees, non-employee directors and consultants through the issuance of stock options, restricted stock awards, stock appreciation rights and bonus stock. The Company’s Board of Directors feel the stock options and stock-based incentives offered under the 2008 Plan play an important role in retaining the services of outstanding personnel and in encouraging such personnel, together with existing employees, to have a greater financial investment in the Company.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This Form 10-Q/A contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this prospectus other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Registration Statement. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

On September 2, 2008, we completed the Voyager Acquisition, whereby Voyager was designated as our predecessor and we succeeded to substantially all of its business operations and properties, including ownership interests in oil and natural gas lease blocks in the Duval County, Texas (the “Duval County Properties”) covering approximately 14,300 net acres.  We paid cash consideration of $35.0 million, plus 10,000 shares of our Series D Preferred, having an agreed upon value of $7.0 million, in the Voyager Acquisition.  We fair valued the preferred stock on September 2, 2008, and recorded the fair value of the preferred stock of $9.1 million.

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

We intend to utilize 3-D seismic analysis from our acquired seismic database and other modern technologies and production techniques to enhance our production and returns, and, although seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock and other modern technologies such as well logs are not always reliable indicators of hydrocarbon productivity, we believe use of such technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties.

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

Our business and prospects must also be considered in light of the risks and uncertainties frequently encountered by companies in the oil and gas industry.  The successful development of oil and natural gas fields is highly uncertain and we cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any oil and natural gas production from our existing fields or other fields, if any, acquired in the future.  Risks and uncertainties associated with oil and natural gas production include:

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

•
Lease Operating  Our lease operating expenses include repair and maintenance costs, contract labor and supervision, salt water disposal costs, expense workover costs, compression, electrical power and fuel costs and other expenses necessary to maintain our operations.  Our lease operating expenses are driven in part by the type of commodity produced and the level of maintenance activity.  Ad valorem taxes represent property taxes on our properties.

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

Interest Expense   Our interest expense reflects our borrowings under our CIT Credit Facility, other short-term notes and amortization of debt discounts.

Risk Management  The results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas.  To mitigate a portion of this exposure, we have entered into certain derivative instruments which have not been elected to be designated as cash flow hedges for financial reporting purposes.  Generally, our derivative instruments are comprised of fixed price swaps as defined in the instrument.  These instruments are recorded at fair value and changes in fair value, including settlements, have been reported as risk management in the statements of operations.

Change in Fair Value of Derivatives.  We mark-to-market our derivative liabilities each reporting period and record the change in the derivative liability to change in fair value of derivatives in the statements of operations.

Oil and Natural Gas Properties – Impact of Petroleum Prices on Ceiling Test

We review the carrying value of our oil and natural gas properties under the successful efforts accounting rules of the SEC on a quarterly and annual basis.  This review is referred to as a ceiling test.  Under the ceiling test, capitalized costs, less accumulated depletion and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects.  Any excess of the net book value, less deferred income taxes, is generally written off to expense as an impairment.

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

	Successor	Predecessor	Combined	Predecessor
	Period July 1, Through September 30, 2008	Period July 1, Through September 2, 2008	Period July 1, Through September 30, 2008	Period July 1, Through September 30, 2007
	(Restated)
Oil and gas revenue	$794,184	$ 3,851,191`	$4,645,375	$2,556,516

Operating costs and expenses:
Lease operating expenses	154,373	242,516	396,889	598,339
Production taxes	55,361	290,295	345,656	156,970
General and administrative expenses	707,345	158,306	865,651	192,669
Depreciation, depletion and amortization	206,451	758,151	964,602	1,774,952
Total operating costs and expenses	1,123,530	1,449,268	2,572,798	2,722,930
Income (loss) from operations	(329,346)	2,401,923	2,072,577	(166,414

Other income (expense):
Interest income	1,397	--	1,397	--
Interest expense	(1,297,426)	(237,412)	(1,534,838)	(194,782)
Risk management	683,391	--	683,391	--
Loss on extinguishment of debt	(804,545)	--	(804,545)	--
Change in fair value of derivatives	(7,970,436)	--	(7,970,436)	--
Total other income (expense)	(9,387,619)	(237,412)	(9,625,031)	(194,782)
Net income (loss)	$(9,716,965)	$2,164,511	$(7,552,454)	$(361,196)

Revenues.   Combined revenue for the three months ended September 30, 2008, was $4,645,375 compared to $2,556,516 for the three months ended September 30, 2007, an increase of $2,088,859, or 82%.  Sales of oil for the 2008 period increased over the 2007 period, primarily due to the successful recompletion of the Marchbanks-Cadena "B" Well No. 15 during the fourth quarter of 2007.  Sales of natural gas for the three months ended September 30, 2008 decreased when compared to the 2007 period, primarily due to normal production declines from the Duval County Properties.  We also experienced an increase in prices received for both oil and natural gas during the 2008 period when compared to the 2007 period.

Lease Operating Expenses.  Lease operating expenses for the three months ended September 30, 2008, were $396,889.  The primary components of lease operating expenses are salt water disposal, natural gas compression and generla lease and well maintenance and repair.

Production Taxes.  Production taxes for the three months ended September 30, 2008 were $345,656 compared to $156,970 for the 2007 period.  Production taxes increased due to the increase in revenue.  All of our revenue is attributable to the State of Texas.  Severance taxes in the State of Texas are based upon the value of crude oil sold and natural gas produced.  Crude oil is taxed at the rate of 4.6% of the value sold and natural gas is taxed at the rate of 7.5% of the natural gas produced.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three months ended September 30, 2008 was $964,602 compared to $1,774,952 for the 2007 period.  We experienced a decrease in the depletion rate per Mcfe during the 2008 period as a result of additions to our reserves during the fourth quarter of 2007.

General and Administrative Expenses.  General and administrative expenses were $865,651 for the three months ended September 30, 2008, compared to $192,669 for the three months ended September 30, 2007.  We experienced an increase in payroll and related costs when compared to the 2007 period due to the addition of three employees during the 2008 period.  In addition, during the 2008 period we incurred $337,984 for non-cash stock expense pursuant to stock options and restricted stock awards granted to our CEO and CFO.  We incurred professional fees during the 2008 period of $161,336 comprised of legal, accounting and engineering fees.  The increase in professional fees was a result of increased activity primarily attributable to the Voyager Acquisition and public company reporting.

Interest Expense.  Interest expense for the three months ended September 30, 2008, totaled $1,534,838 and was comprised of interest expense incurred pursuant to our CIT Credit Facility of $190,375, amortization of deferred financing costs and amortization of debt discounts.  Interest expense for the 2007 period was $194,782 which was comprised of accrued interest on Voyager's credit facility.

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

Change in Fair Value of Derivatives.  We mark-to-market our derivative liabilities each period to report the change in fair value.  For the three months ended September 30, 2008, the change in fair value of our derivative liabilities was a loss of $7,970,436.  The derivative liabilities exist because we have insufficient authorized and unissued shares of our common stock to settle our contracts including the outstanding preferred stock (Series A, B, D, and E), our outstanding warrants and stock options and our outstanding convertible debt.  Upon the effectiveness of the Charter Amendment to increase our number of authorized shares of common stock from 24,000,000 to 149,000,000, we will have sufficient authorized and unissued shares to settle these contracts.  At that point, the derivative liability will be eliminated and we will record a gain on the change in fair value of derivatives.

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

The Revolving Loan is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual reviews of our proved oil and gas reserves.  As of September 2, 2008, we had borrowed $11.5 million under the Revolving Loan to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Monies advanced under the Revolving Loan mature on September 1, 2011 and bear interest at a rate equal to LIBOR plus 1.75% to 2.50%, as the case may be.  On September 4, 2008, we obtained a three month LIBOR rate expiring December 4, 2008, resulting in an annual interest rate of 5.31%.  On September 30, 2008, we repaid $1 million of principal on the Revolving Loan and on October 22, 2008, we borrowed $1 million on the Revolving Loan.

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

The loan instruments evidencing the Revolving Loan contain various restrictive covenants, including financial covenants requiring that we will not: (i) as of the last day of any fiscal quarter, permit our ratio of EBITDAX for the period of four fiscal quarters then ending to interest expense for such period to be less than 2.0 to 1.0; (ii) at any time permit our ratio of total debt as of such time to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 4.0 to 1.0; and (iii) permit, as of the last day of any fiscal quarter, our ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FAS 133) to (b) consolidated current liabilities (excluding non-cash obligations under SFAS No. 133 and current maturities under the Credit Facility) to be less than 1.0 to 1.0.

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

CIT Capital, as lender, is entitled to a one percent (1%) overriding royalty interest (“ORRI”) of our net revenue interest in the oil and gas properties acquired in the Voyager Acquisition.  The overriding royalty interest is applicable to any renewal, extension or new lease taken by us within one year after the date of termination of the ORRI Properties, as defined in the overriding royalty agreement covering the same property, horizons and minerals.

CIT Capital also received, and is entitled to receive in its capacity as administrative agent, various fees from us while monies advanced or loaned remain outstanding, including an annual administrative agent fee of $20,000 for each of the Revolving Loan and Term Loan and a commitment fee ranging from 0.375% to 0.5% of any unused portion of the borrowing base available under the Revolving Loan.

Under the Credit Facility, we were required to enter into hedging arrangements mutually agreeable between us and CIT Capital.  On September 2, 2008 and effective October 1, 2008, we entered into hedging arrangements with a bank whereby we hedged 65% of our proved developed producing natural gas production and 25% of our proved developed producing oil production from October 1, 2008 through December 31, 2011 at $7.82 per Mmbtu and $110.35 per barrel, respectively.

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

Off-Balance-Sheet Arrangements.

We currently have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

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

ABC FUNDING, INC. (Registrant)

Date: February 12, 2009	By:	/s/ Robert P. Munn
Robert P. Munn President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2009	By:	/s/ Carl A. Chase
Carl A. Chase Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002