Form 10KSB/A
period 2008-06-30
ABC Funding, Inc
filed 2009-02-17
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-121070

ABC FUNDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	56-2458730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6630 Cypresswood Drive, Suite 200, Spring, Texas	77379
(Address of principal executive offices)	(Zip Code)

(832) 559-6060
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

As of September 4, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was $6,106,068, based upon the average high and low price ($.050) as of such date on the OTC Bulletin Board.

The Registrant’s common stock outstanding as of February 13, 2009, was 23,363,136 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

Introductory Note

This amendment is being filed to conform Exhibits 31.1 and 31.2 to the format provided in Item 601(b)(31) of Regulation S-K.  Other than with respect to the foregoing, no modifications have been made to this Annual Report as originally filed on September 9, 2008, and amended on November 28, 2008.

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

10.14	Employment Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.11 to the Company’s Form 8-K report, filed May 23, 2008).
10.15	Employment Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.12 to the Company’s Form 8-K report, filed May 23, 2008).
10.16	Restricted Stock Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.13 to the Company’s Form 8-K report, filed May 23, 2008).
10.17	Restricted Stock Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.14 to the Company’s Form 8-K report, filed May 23, 2008).
10.18	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.15 to the Company’s Form 8-K report, filed May 23, 2008).
10.19	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.16 to the Company’s Form 8-K report, filed May 23, 2008).
10.20	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.17 to the Company’s Form 8-K report, filed May 23, 2008).
10.21	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.18 to the Company’s Form 8-K report, filed May 23, 2008).
10.22	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.19 to the Company’s Form 8-K report, filed May 23, 2008).
10.23	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.20 to the Company’s Form 8-K report, filed May 23, 2008).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
    Numbers with (*) indicate exhibits that are filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABC FUNDING, INC.

Date: February 17, 2009	By: /s/ Robert P. Munn
Robert P. Munn
Chief Executive Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Robert P. Munn	February 17, 2009
Robert P. Munn
Chief Executive Officer and Director

/s/ Carl A. Chase	February 17, 2009
Carl A. Chase
Chief Financial Officer and Principal Accounting Officer

/s/ Alan D. Gaines	February 17, 2009
Alan D. Gaines
Director

INDEX TO EXHIBITS

Exhibit Nos.	Description of Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.