Form 10-K
period 2008-12-31
CROSS CANYON ENERGY CORP.
filed 2009-05-20
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________

FORM 10-K
(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2008 to December 31, 2008

Commission file number - 000-51710

CROSS CANYON ENERGY CORP.
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  [_]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Issuer’s revenues for the Transition Period from September 2, 2008 through December 31, 2008 were $2,347,653.

As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $9,342,284, based upon the average high and low price as of such date ($0.764 per share) on the OTC Bulletin Board.

The Registrant’s common stock outstanding as of May 19, 2009, was 48,649,990 shares.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

CROSS CANYON ENERGY CORP.

Introductory Note

This Form 10-K is being filed as a Transition Report (i) to reflect the change in our fiscal year end from June 30th to December 31st (that of our predecessor’s fiscal year end), as previously announced in our Current Report on Form 8-K filed with the Commission on February 13, 2009, and (ii) to give effect to our acquisition on September 2, 2008 of Voyager Gas Corporation previously announced in our Current Report on Form 8-K filed with the Commission on September 9, 2008, whereby we succeeded to substantially all of the business operations and properties of Voyager Gas Corporation.

As reported in this Transition Report on Form 10-K, the Company disclosures and related financial information for our new fiscal year ended December 31, 2008, include the business operations and properties of each of  Voyager Gas Corporation, as predecessor, and ABC Funding, Inc. (renamed as Cross Canyon Energy Corp. on March 24, 2009), as audited for the period from January 1, 2008 to September 1, 2008 in the case of Voyager Gas Corporation and from September 2, 2008 to December 31, 2008, in the case of the combined successor entity.  Results for the prior fiscal year ended December 31, 2007 represent those of our predecessor Voyager Gas Corporation.

PART I

Items 1 and 2.                                Description of Business and Properties

Overview

Cross Canyon Energy Corp. (“We”, “us” or the “Company”) was incorporated as a Nevada corporation in May 2004 under the name "ABC Funding, Inc."  On March 24, 2009, we changed our name to “Cross Canyon Energy Corp.”

Upon the Company succeeding to substantially all of the business operations and properties of Voyager Gas Corporation (“Voyager”) on September 2, 2008 (the “Voyager Acquisition”), we became an independent oil and natural gas company engaged in the exploration, production, development, acquisition and exploitation of natural gas and crude oil properties.  Our oil and natural gas operations and assets are situated with Voyager Gas Corporation, our predecessor and now wholly-owned subsidiary, acquired in the Voyager Acquisition and consist of the oil and gas lease blocks located on approximately 14,300 net acres located in Duval County, Texas (the “Duval County Properties”).

As of December 31, 2008, the Duval County Properties had independently engineered proved reserves of 11.4 Bcfe, based upon that independent third party engineering report prepared by Ralph E. Davis Associates, Inc. located in Houston, Texas (the “Reserve Report”).  By category, this includes 2.4 Bcfe of proved developed producing, 3.9 Bcfe of proved developed non-producing reserves, and 5.1 Bcfe of proved undeveloped reserves.  Approximately 72% of total proved reserves are natural gas.

    On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  As a result of this $10.5 million deficiency, our attached audited financial statements for the fiscal year ended December 31, 2008, as reported on by our independent public accountants, contain a “going concern” qualification.  Failure by us (i) to repay the resulting $10.5 million borrowing base deficiency or readjust the borrowing base within a sixty-day cure period or (ii) to obtain a waiver or otherwise remedy the “going concern” qualification prior to June 11, 2009 each constitutes, unless extended, an Event of Default under the Credit Facility, permitting CIT Capital to declare all loans then outstanding, together with any accrued and unpaid interest, immediately due and owing.

Corporate Background

Prior to the Voyager Acquisition on September 2, 2008, we were a “shell company” as that term is defined under Rule 12b-2 under the Exchange Act, and as such, were subject to rules of the SEC applicable to shell companies.  We had only conducted nominal operations and had only nominal assets during this time.  Prior to September 2, 2008, our activities primarily had involved capital-raising activities and business planning, with the stated intention to engage in the oil and natural gas industry by (i) acquiring established oil and gas properties and exploiting them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both, and (ii) participating in joint venture drilling programs with repeatable low risk results.

We were initially incorporated to be a mortgage brokerage firm and prior to April 2006, under the name of ABC Funding, Inc., our operations as a mortgage broker consisted of originating or locating possible mortgage loans, including, conventional loans, jumbo loans, home equity and second mortgages, non-conforming loans, sub-prime loans and construction loans that we would refer to lending sources to fund.  However, we never funded any loans.

On April 28, 2006, Energy Venture, Inc., a privately-held Delaware corporation (“Energy Venture”) consummated its acquisition of shares of our common stock in accordance with the terms of a stock purchase agreement among Energy Venture and certain selling stockholders named therein.  Under the stock purchase agreement, Energy Venture acquired a total of 8,200,000 shares of our common stock, constituting, in the aggregate, 82% of our then issued and outstanding shares of common stock.

On May 26, 2006, we and our wholly-owned subsidiary, EVI Acquisition Corp., a newly-formed Nevada corporation, entered into, and consummated, an agreement and plan of merger with Energy Venture.  Pursuant to the merger agreement, Energy Venture merged with and into EVI Acquisition Corp. and, in return: (i) each share of common stock of Energy Venture, par value $.0001 per share, then issued and outstanding was exchanged for one share of our common stock; (ii) each outstanding option to purchase shares of common stock of Energy Venture was exchanged for an option to purchase, at the same exercise price, an equal number of shares of our common stock; and (iii) all of the obligations and liabilities of Energy Venture were assumed by us.  As part of the merger, EVI Acquisition Corp. amended its Articles of Incorporation to change its name to “Energy Venture, Inc.”  As a result of the merger, the former stockholders of Energy Venture became our controlling stockholders.  Effective March 24, 2009, Energy Venture, Inc. amended its Articles of Incorporation and changed its name to CCEC Operating Company.

Since we had no substantial assets immediately prior to the merger, the transaction was treated for accounting purposes as a reverse acquisition and was accounted for as a recapitalization of Energy Venture rather than a business combination.  Consequently, the historical financial statements of Energy Venture became the historical financial statements of the Company.

Voyager Acquisition and Financing; Description of Voyager Business

On September 2, 2008, we consummated the Voyager Acquisition, whereby we purchased all of the outstanding capital stock of Voyager Gas Corporation from its sole stockholder, Voyager Gas Holdings, LP, and succeeded to substantially all of its business operations and properties, including, the Duval County Properties, as more particularly described below under “Our Properties and Core Area of Operations,” including working and other interests in oil and gas leases, producing wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities.  The purchase price in the Voyager Acquisition consisted of cash consideration of $35.0 million and 10,000 shares of our Series D preferred stock (the “Series D Preferred”), having an agreed upon value of $7.0 million.   The Series D Preferred automatically converted into 17,500,000 shares of our common stock on March 24, 2009, representing approximately 38.7% of the shares of our common stock outstanding at the time of the filing of this Transition Report.

We financed the Voyager Acquisition with proceeds from a bridge loan and our senior credit facility, the terms and conditions of which are more particularly set forth elsewhere in this Transition Report under “Management’s Discussion & Analysis – Liquidity and Capital Resources.”

As our predecessor entity, Voyager was formed in May 2004 as a Delaware corporation engaged in the acquisition, development, production and sale of oil and natural gas.  During April 2005, Voyager acquired the “Garza Lease” located in Garza County, Texas for an approximate purchase price of $13.6 million which was funded with funds from its three year asset-based borrowing facility with Bank of Texas with an original commitment of $75 million.  On July 7, 2006, Voyager acquired the Duval County Properties from Magnum Producing, LP for a purchase price of approximately $40.9 million.  Voyager borrowed and guaranteed funds under its Bank of Texas credit facility to fund the acquisition of the Duval County Properties.

In May 2006, Voyager South Texas Holdings, LLC (“VST”) was formed in order to facilitate a Section 1031 exchange of certain oil and natural gas lease properties of Voyager.  Toward this end, during January 2007 Voyager sold its interests in the Garza Lease to a non-affiliated third party for cash consideration of approximately $29 million and recorded a gain on the sale of approximately $13 million.  Proceeds from the sale of the Garza Lease were used to reduce the amounts owed on Voyager’s credit facility with Bank of Texas.  In February 2007, VST was merged with Voyager.  As a result of the economic dependencies and debt guarantees between Voyager and VST, the financial statements of VST were combined for financial statement presentation purposes.

Employees

We currently have three employees, Robert P. Munn, our Chief Executive Officer, Carl A. Chase, our Chief Financial Officer and Jim B. Davis, our Senior Vice President of Operations.  Going forward, it is our intention to add additional employees as required to provide the technical expertise and administrative support to fully develop and implement the properties acquired from Voyager and additional oil and gas property acquisitions and drilling programs.

Our Corporate Office

We have entered into a twelve month lease agreement effective February 1, 2009, to lease approximately 3,500 square feet of office space at a lease rate of $5,907, $20 per square foot, per month through January 31, 2010.  Our new corporate offices are located at 6630 Cypresswood Drive, Suite 200, Spring, Texas 77379.  We have an option available to us to extend the lease for either a three or five year period at lease rates of $19 and $18 per square foot, respectively.  In order to exercise our option to extend the lease, we must provide notice of our desire to extend the lease during November 2009.  Our new corporate offices provide space for the technical and administrative employees we intend to employ to develop our Voyager Acquisition and implement our business plan of growth.

Concentrations
All of our receivables are due from oil and natural gas purchasers and the counter-party to our oil and natural gas hedges.  We sold 99% of our oil and natural gas production to two customers during the period from September 2, 2008 through December 31, 2008.  We have not experienced any credit losses on receivables.  As such, we do not maintain an allowance for doubtful accounts on our trade receivables but will monitor the creditworthiness of our oil and natural gas purchasers and our counter-party to our oil and natural gas hedges.

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in 2008.  At December 31, 2008, we had approximately $778,153 in excess of FDIC insured limits.  We have not experienced any losses in such accounts.

Our Properties and Core Area of Operation

Our oil and gas properties are the Duval County Properties acquired in the Voyager Acquisition, consisting of approximately 14,300 net acres located in Duval County, South Texas, on trend with several prolific producing Frio, Jackson and Yegua (Oligocene and Eocene) fields.

The Duval County Properties have established production over a substantial acreage position with proved reserves from over ten different horizons located at depths ranging from 4,000 to 7,500 feet.  The designated field name by the Railroad Commission of Texas is the Orcones (Frio Vicksburg Consolidated) Field.  The primary producing reservoirs are the Frio, Vicksburg and Yegua formations and the acreage has potential in the Queen City and Wilcox formations.  We currently have approximately 3,822 net productive acres.  According to the Reserve Report as of December 31, 2008, the Duval County Properties had independently engineered proved reserves of 11.4 Bcfe.  By category, this includes 2.4 Bcfe of proved developed producing, 3.9 Bcfe of proved developed non-producing, and 5.1 Bcfe of proved undeveloped reserves.  Approximately 72% of total proved reserves are natural gas.  In addition to proved reserves, the Company’s management has identified additional exploration opportunities on the acquired acreage utilizing its acquired proprietary 3-D seismic data base.

The term “Successor” refers to Cross Canyon Energy Corp. following the Voyager Acquisition and the term “Predecessor” refers to Voyager Gas Corporation prior to the acquisition date on September 2, 2008.

Natural Gas and Oil Reserves

The net present value of our proved reserves (PV10) as of December 31, 2008, calculated based on SEC rules and regulations, totaled $21.4 million as per the Reserve Report.  We are the operator of the properties and own an approximate 100% working interest in the proved reserve base.

The following table represents our proved reserves for the fiscal years ended December 31, 2008 and 2007 and the period ended September 1, 2008.  The reserve schedule for the year ended December 31, 2007 was prepared by the engineers of Voyager, as our predecessor, and the reserve schedule for the year ended December 31, 2008 was taken from the Reserve Report prepared by our third party independent engineer.  The reserve schedule for the period ended September 1, 2008 was prepared by our consulting engineer.

	Successor Entity		Predecessor Entity
	December 31, 2008		September 1, 2008		December 31, 2007
	Oil	Gas	Oil	Gas	Oil	Gas
Proved reserves as of:	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)
Beginning of period	783	10,918	1,172	19,213	2,881	10,453
Revisions of previous estimates	(242)	(2,515)	(345)	(7,779)	659	7,461
Extensions, discoveries and other additions	--	--	--	--	242	2,718
Sales in place	--	--	--	--	(2,564)	(351)
Production	(14)	(180)	(44)	(516)	(46)	(1,068)
End of period	527	8,223	783	10,918	1,172	19,213

    The process of estimating oil and natural gas reserves is complex and it requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves.  In order to prepare our estimates, we must project production rates and the timing of development expenditures, analyze available geological, geophysical, production and engineering data, as well as make economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Due to the inherent uncertainties and the limited nature of reservoir data, proved reserves are subject to change as additional information becomes available.  Our use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Natural Gas and Oil Volumes, Prices and Operating Expenses

The following table sets forth certain information regarding production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the periods September 2, 2008 through December 31, 2008, January 1, 2008 through September 1, 2008 and for the year ended December 31, 2007.

	Successor Entity	Predecessor Entity
	Period September 2 to December 31,	Period January 1 to September 1,	Years Ended December 31,
	2008	2008	2007
Net sales:
Oil (Bbls)	13,802	44,412	45,960
Natural gas (Mcf)	180,194	516,249	1,067,960
Natural gas equivalent (Mcfe)	263,006	782,721	1,343,720

Oil and natural gas sales revenue (excluding effects of Predecessor hedges):
Oil	$958,275	$4,877,380	$4,056,527
Natural gas	1,389,378	5,478,754	7,292,050
Total	$2,347,653	$10,356,134	$11,348,577

Weighted average sales prices:
Oil ($ per Bbl)	$69.43	$109.82	$88.26
Natural gas ($ per Mcf)	7.71	10.61	6.83
Natural gas equivalent ($ per Mcfe)	$8.93	$13.23	$8.45

Oil and natural gas operating costs:
Lease operating expenses	$552,818	$2,076,630	$2,464,653
Production taxes	168,300	636,114	836,349
Total	$721,118	$2,712,744	$3,301,002

Average lease operating expense per Mcfe	$2.10	$2.65	$1.83
Average production tax per Mcfe	$0.64	$0.81	$0.62

Drilling Activity

The following table sets forth the drilling activity during the twelve month periods ended December 31, 2008 and 2007 (excluding wells in progress at the end of the period).  In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by the our working interest therein.  The wells drilled during the 2007 period were drilled by Voyager, our predecessor, and there were no wells drilled during the 2008 period.

	Years Ended December 31,
	2008		2007
	Gross	Net	Gross	Net
Development wells:
Productive	--	--	2	2
Non-productive	--	--	2	2

Exploratory wells:
Productive	--	--	--	--
Non-productive	--	--	--	--

Productive Wells

The following table sets forth the number of productive natural gas and oil wells in which we owned an interest as of December 31, 2008.  Productive wells are wells that are capable of producing natural gas or oil.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	2	2	--	--	2	2
Natural gas	12	12	--	--	12	12
Total	14	14	--	--	14	14

Acreage Data

The following table summarizes our gross and net developed and undeveloped natural gas and oil acreage under lease as of December 31, 2008.

	Developed Acres		Undeveloped Acres
	Gross	Net Gross		Net
Duval County Properties	3,822.0	3,822.0	10,889.6	10,827.1
Total	3,822.0	3,822.0	10,889.6	10,827.1

As is customary in the oil and natural gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases.  The oil and natural gas leases in which we have an interest are for varying terms, and if production under a lease continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

The Railroad Commission of Texas has designated our Duval County Properties as one geological structure, which is named Orcones (Frio Vicksburg Consolidated) Field.

Competition

The oil and natural gas industry is a highly competitive environment.  Many of our competitors are large, well-established companies that have been engaged in the oil and natural gas business for much longer than we have and possess substantially larger operating staffs and greater capital resources than us.  Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.  We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing oil and natural gas, attracting and retaining quality personnel and raising additional capital.

Regulation of the Oil and Natural Gas Industry

With the acquisition of the Duval County Properties under the Voyager Acquisition, our future operations will be subject to the regulatory regime affecting the oil and natural gas industry.

Regulation of Transportation and Sale of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices.  Nevertheless, Congress could reenact price controls in the future.  Our sales of crude oil will be affected by the availability, terms and cost of transportation.  The transportation of oil in common carrier pipelines is also subject to rate regulation.  The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser.  A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines.  On remand, the FERC in February 2003 increased the index slightly, effective July 2001.  Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions.  The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.  Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, the regulation of oil transportation rates are not anticipated to affect our operations in any way that is of material difference from those of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis.  Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates.  When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs.  Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC.  In the past, the federal government has regulated the prices at which natural gas could be sold.  While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.  Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act.  In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act.  The Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.  Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers.  The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services.  Beginning in 1992, the FERC issued Order No. 636 and a series of related orders to implement its open access policies.  As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered.  The interstate pipelines’ traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas.  Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets.  Among other things, Order No. 637 effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which natural gas may be sold by us.  Additional proposals and proceedings that might affect the natural gas industry are pending before the FERC and the courts.  The natural gas industry historically has been very heavily regulated.  Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue.  However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters.  Although its policy is still in flux, the FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting natural gas to point of sale locations.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies.  The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state.  Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.  Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations.  Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations.  The State of Texas, in which we own and operate or plan to own and operate properties, has regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells.  The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing.  Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties.  Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Matters and Other Regulation

Our currently anticipated business operations will be subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment.  These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;
•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible.  The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.  Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.

The following is a summary of some of the pertinent laws, rules and regulations to which our business operations will be subject.

Waste Handling.  The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes.  Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.  Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA or state non-hazardous waste provisions.  Releases or spills of these regulated materials may result in remediation liabilities under these statutes.  It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future.  Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our currently projected results of operations and financial position.

Comprehensive Environmental Response, Compensation, and Liability Act.  The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the Superfund Law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.  These persons include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In the course of our future operations, we expect to generate wastes that may fall within CERCLA’s definition of hazardous substances.  As a result of the Voyager Acquisition, we now own, lease or operate properties that have been used for oil and natural gas exploration and production for many years.  Hazardous substances or petroleum may have been released on, at or under the Duval County Properties or on, at or under other locations, including off-site locations, where such hazardous substances or other wastes have been taken for disposal.  In addition, to the extent the Duval County Properties have been operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances, petroleum, or other materials or wastes were not under our control, such properties and the substances or materials disposed or released on, at or under them may be subject to CERCLA, RCRA or analogous or other state laws.  Under such laws, we could be required to remove previously disposed substances and wastes or released petroleum, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges.  The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances into waters of the United States or state waters.  Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by EPA or an analogous state agency.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  The Oil Pollution Act of 1990, or OPA, which amends and augments the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States.  In addition, OPA and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills.  OPA also requires certain oil and natural gas operators to develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance.

At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.  We are not aware of any environmental claims existing as of the date of this Annual Report, which would have a material impact on our financial position or results of operations.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on our properties.

Item 1A.                      Risk Factors.

You should carefully consider each of the risks described below, together with all of the other information contained in this Transition Report before deciding to invest in our securities.  If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you may lose all or part of your investment.

Risks Related to Our Business

We are a company with limited operating history and limited resources.

Since our inception in May 2004, we have had limited operations and nominal revenues.  To date, we have been engaged principally in organization, capital-raising activities and early business development planning matters related primarily to making acquisitions or participating in strategic joint ventures in the oil and natural gas industry.  Except for the Voyager Acquisition, to date we have made no acquisitions or entered into any joint ventures.  Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the energy industry, given the volatile nature of the energy markets.  We also anticipate significant expenses relating to the development of our infrastructure and business.  Our ability to realize revenues or generate net income through oil and natural gas production from our newly-acquired interests in the Duval County Properties and such other properties as we may acquire in the future will be strongly affected by, among other factors, our ability to successfully drill undeveloped reserves as well as the market price of crude oil and natural gas.

If adequate funds are unavailable from our anticipated operations from the Duval County Properties, the Credit Facility or additional sources of financing, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets, reduce operating expenses, refinance all or a portion of our debt, or delay or reduce important drilling or enhanced production initiatives.  In the future we may seek to raise any necessary additional funds through equity or debt financings, convertible debt financings, joint ventures with corporate partners or other sources, which may be dilutive to our existing shareholders and may cause the price of our common stock to decline.

We have future capital needs and without adequate capital we may go out of business.

As a result of the Voyager Acquisition, we anticipate that we will experience substantial capital needs to exploit the Duval County Properties pursuant to our planned development program.  We also expect that additional external financing will be required in the future to fund our growth.

Under our credit facility with CIT Capital USA Inc., as administrative agent and lender (“CIT Capital”), entered into by us on September 2, 2008 (the “Credit Facility”), of the initial borrowing base of $14.0 million under the Revolving Loan at May 19, 2009, we had borrowed $11.5 million on the Revolving Loan.  As a condition of obtaining waivers of certain financial ratios from CIT Capital, we agreed not to request any additional borrowings or loans unless and until the lenders shall agree in writing.  As of May 19, 2009, we had borrowed $33.5 million to finance the Voyager Acquisition, to repay the bridge loan and related transaction expenses, and to fund capital expenditures generally.  In connection with the Voyager Acquisition, we drew down the full $22.0 million under the term loan portion of the Credit Facility.  On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  As a result of this $10.5 million deficiency, our attached audited financial statements for the fiscal year ended December 31, 2008, as reported on by our independent public accountant, contain a “going concern” qualification.  Failure by us (i) to repay the resulting $10.5 million borrowing base deficiency or readjust the borrowing base within a sixty-day cure period or (ii) to obtain a waiver or otherwise remedy the “going concern” qualification prior to June 11, 2009 each constitutes, unless extended, an Event of Default under the Credit Facility, permitting CIT Capital to declare all loans then outstanding, together with any accrued and unpaid interest, immediately due and owing.

Our growth and continued operations could be impaired by limitations on our access to the capital markets or traditional secured sources of credit.  Because of the unprecedented volatility and disruption experienced in the capital and credit markets, adequate capital may not be available to us, or if available, would not be adequate for the long-range growth of the Company or obtainable by us on acceptable terms.  If financing is available, it may involve issuing securities senior to our shares or equity financings which are dilutive to holders of our shares.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may need to scale back or curtail implementing our business plan.  Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations.

Without adequate capital resources or funding on acceptable terms, we may be forced to limit our planned oil and natural gas acquisition and development activities and thereby adversely affect the recoverability and ultimate value of our oil and natural gas properties.  If we are unable to service our indebtedness, we may also be forced to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital.  Because of today’s deteriorating capital market conditions, these alternative strategies may fail to yield sufficient funds to make required payments on our indebtedness.

If we are unable to realize the perceived potential of the Voyager Acquisition or successfully integrate such other companies or assets we acquire in the future into our operations on a timely basis, our profitability could be negatively affected.

Our growth and operating strategies for businesses or assets we acquire, including the Voyager Acquisition, may be different from the strategies currently pursued by such businesses or the current owners of such assets.  If our strategies are not successful for the Duval County Properties or such company or other assets we acquire, it could have a material adverse effect on our business, financial condition and results of operations.  In addition, our strategies may fail to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

In addition, there may be risks and liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations in the Voyager Acquisition or with respect to any other business or property we may acquire in the future.  Such risks include the possibility of title defects or liabilities not discovered by our due diligence review.  Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with, or liability pursuant to, applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible.  We cannot assure you that rights to indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired, including the Voyager Acquisition.  Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Our failure to realize any perceived value from the Duval County Properties or to integrate acquired properties successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in our incurring unanticipated expenses and losses.  In addition, we may have to assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions, and the scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

We depend on successful exploration, development and acquisitions to maintain revenue in the future.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics.  Except to the extent that we conduct successful exploration and development activities with respect to the Duval County Properties or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.  Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves.  Additionally, the business of exploring for, developing, or acquiring reserves is capital intensive.  Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations.  To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired.  In addition, we may be required to find partners for any future exploratory activity.  To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

The Duval County Properties and our future acquired properties may yield revenues or production that varies significantly from our projections.

Our assessments of the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the Duval County Properties and other producing properties that may be acquired in the future are necessarily inexact and their accuracy is inherently uncertain.  A review of properties will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities.  We may not inspect every well, and we may not be able to identify structural and environmental problems even when we do inspect a well.  If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems.  Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations.

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

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, potentially reducing funds available under the Credit Facility and negatively impacting the trading value of our securities.

Accounting rules require that we periodically review the carrying value of our oil and natural gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties.  Because our properties will serve as collateral for advances under the Credit Facility, a write-down in the carrying values of our properties could require us to repay debt earlier than would otherwise be required.  A write-down would also constitute a non-cash charge to earnings.  It is likely that the effect of such a write-down could also negatively impact the trading price of our securities.

We account for our oil and gas properties using the successful efforts method of accounting.  Oil and gas exploration and production companies choose one of two acceptable accounting methods, successful efforts or full cost.  The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells and exploration costs.  Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized as oil and gas properties. Entities that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and gas property costs.

The calculation of depreciation, depletion and amortization of capitalized costs under the successful efforts method of accounting differs from the full cost method in that the successful efforts method requires us to calculate depreciation, depletion and amortization expense on individual properties rather than one pool of costs.  In addition, under the successful efforts method we assess our properties individually for impairment compared to one pool of costs under the full cost method.  Excluded from amounts subject to depletion are costs associated with unevaluated properties.  We evaluate impairment of our proved oil and natural gas properties whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile.  In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues.

Hedging activities we engage in may prevent us from benefiting from price increases and may expose us to other risks.

Following our entry into the Credit Facility on September 2, 2008, we executed arrangements to use derivative instruments to hedge the impact of market fluctuations on crude oil and natural gas prices.  To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of future price increases above the levels of the hedges.  This is particularly relevant given the precipitous drop in natural gas prices in the weeks prior to our September 2nd entry into such hedging arrangements.  In addition, we will be subject to risks associated with differences in prices received at different locations, particularly where transportation constraints restrict our ability to deliver oil and natural gas volumes to the delivery point to which the hedging transaction is indexed.

Our Credit Facility imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The Credit Facility contains covenants that restrict our ability and the ability of our subsidiaries to take various actions, such as:

•	incurring or generating additional indebtedness or issuing certain preferred stock;
•	paying dividends on our capital stock or redeeming, repurchasing or retiring our capital stock or subordinated indebtedness or making other restricted payments;
•	entering into certain transactions with affiliates;
•	creating or incurring liens on our assets;
•	transferring or selling assets;
•	incurring dividend or other payment restrictions affecting certain of our future subsidiaries; and
•	consummating a merger, consolidation or sale of all or substantially all of our assets.

In addition, the Credit Facility includes other and more restrictive covenants including those that will restrict our ability to prepay our other indebtedness, while borrowings under the Credit Facility remain outstanding.  The Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios.  Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the Credit Facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and
•
adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our best interest.

A breach of any of the restrictive covenants or our inability to comply with the required financial ratios could result in a default under the Credit Facility.

If a default occurs, the lenders under the Credit Facility may elect to:

•	declare all borrowings outstanding thereunder, together with accrued interest and other fees, to be immediately due and payable; or
•	exercise their remedies against our assets subject to their first liens.

The lenders under the Credit Facility would also have the right in these circumstances to terminate any commitments they have to provide us with further borrowings.  On April 21, 2009, in consideration of our lenders waiving compliance with certain financial covenants for the remainder of the 2009 fiscal year, we agreed that no further borrowings or loans may be requested or made under the Credit Agreement unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.

Our principal stockholder and one of our directors possess significant control over our operations based, in large part, upon their respective ownership of our capital stock, and because of this they could choose a plan of action which could devalue our outstanding securities.

At May 19, 2009, a principal stockholder, Natural Gas Partners VII, LP (“NGP”), holds 17,500,000 shares of our common stock, or 36.0% of our outstanding shares, and one of our directors, Alan D. Gaines, holds 11,151,000 shares of common stock, or 22.9% of our outstanding shares.  Accordingly, until such time as their ownership is sufficiently diluted by the issuance of additional shares of common stock, NGP and Mr. Gaines could significantly influence the Company on matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

The amount of control yielded by NGP and Gaines, separately or combined, gives either of them the ability to determine the future of the Company, and as such, could cause us to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders.  This control may significantly reduce the value of our shares.

We may not be able to retain the services of our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations, or we may be unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration and development.

Our success also depends to a significant extent upon the continued services of Robert P. Munn, our Chief Executive Officer, Carl A. Chase, our Chief Financial Officer, and Jim B. Davis, our Senior Vice President of Operations.  Loss of the services of any of Mr. Munn, Mr. Chase or Mr. Davis could have a material adverse effect on our growth, revenues, and prospective business.  We do not have key-man insurance on the lives of Messrs. Munn, Chase and Davis.  In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration and production business.  Competition for qualified individuals is intense and we may be unable to retain existing employees or find, attract and retain qualified personnel on acceptable terms.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933, as amended, (the “Securities Act’), and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Risk Factors Related to the Oil and Gas Industry

Oil and natural gas prices are volatile.

The prices we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth.  Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand or global macroeconomic disruptions.  Historically, the markets for oil and natural gas have been volatile.  These markets will likely continue to be volatile in the future.  The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control.  These factors include the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas in the U.S.;
•	political conditions, including embargoes, which affect other oil-producing activities;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions affecting energy consumption;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

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

We operate in a highly competitive environment for developing properties, marketing of oil and natural gas and securing trained personnel.  Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate.  Those companies may be able to pay more for productive oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit.  Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.  We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing oil and natural gas, attracting and retaining quality personnel and raising additional capital.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Decisions to purchase, explore, develop or otherwise exploit prospects or properties depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Please read "- Reserve estimates depend on many assumptions that may turn out to be inaccurate" below for a discussion of the uncertainties involved in these processes.  Costs of drilling, completing and operating wells are often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel;
•	equipment failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	oil and natural gas property title problems; and
•	market limitations for oil and natural gas.

In addition, there is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable.  The use of seismic data and other technologies and the study of producing fields in the same area do not permit conclusive knowledge prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities.  Seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock and modern technologies such as well logs are not always reliable indicators of hydrocarbon productivity or drilling prospects.

Reserve estimates depend on many assumptions that may turn out to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves acquired under the Voyager Acquisition.

The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves.  In order to prepare our estimates, we must project production rates and the timing of development expenditures.  We must also analyze available geological, geophysical, production and engineering data.  The extent, quality and reliability of this data can vary.  The process also requires that economic assumptions be made about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices received, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates.  Any significant variance could materially affect the estimated quantities and present value of our reported reserves.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations.  Our oil and natural gas exploration and production activities will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses;
•	fires and explosions;
•	personal injuries and death; and
•	natural disasters.

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

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face.  We do not carry business interruption insurance.  We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented.  In addition, we cannot insure fully against pollution and environmental risks.  The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Our operations may cause us to incur substantial liabilities for failure to comply with environmental laws and regulations.

Oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief.  Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general.  Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

The exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation.  We may be required to make large expenditures to comply with such governmental regulations.  Matters subject to regulation include:

•	permits for drilling operations;
•	drilling and plugging bonds;
•	reports concerning operations;
•	the spacing and density of wells;
•	unitization and pooling of properties;
•	environmental maintenance and cleanup of drill sites and surface facilities; and
•	taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages.  Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws could change in ways that substantially increase our costs.  Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

We may not be able to keep pace with technological developments in our industry.

The oil and natural gas industry is characterized by rapid and significant technological advancements and introduction of new products and services which utilize new technologies.  As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs.  In addition, other oil and natural gas companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we are able to.  We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost.  If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Our Shares of Common Stock

We have not and do not anticipate paying any cash dividends on our common stock.  Because of this our securities could face devaluation in the market.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  The Credit Facility disallows us paying dividends, except under certain circumstances.  Under the Nevada Revised Statutes, cash dividends on capital stock may not be paid if, after given effect to any such dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amount needed to satisfy preferential rights upon dissolution of the Company.  While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion.  As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in the Company.

We will continue to incur significant increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance requirements.

In January 2006, we registered our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thereby became subject to the reporting requirements promulgated by the SEC thereunder.  As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and applicable market regulators.  These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Our common stock is not quoted on the NASDAQ National Market System or listed on a national securities exchange.  The NASDAQ National Market System and national securities exchanges require companies to fulfill certain requirements in order for their shares to be listed and to continue to be listed.  The securities of a company may be ineligible for listing or, if listed, may be considered for delisting if the company fails to meet certain financial thresholds, including if the company has sustained losses from continuing operations and/or net losses in recent fiscal years.  Our current losses preclude us from listing or having our common stock quoted on the NASDAQ National Market or a national securities exchange, which may adversely affect our ability to raise capital in the future by issuing common stock or securities convertible into or exercisable for our common stock.

The resale of our common stock by you may be limited because of its low price which could make it more difficult for broker-dealers to sell our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  Regulations enacted by the SEC generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to some exceptions.  Unless an exception applies, a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks must be delivered before any transaction in a penny stock can occur.

Our common stock is currently subject to the Securities and Exchange Commission's "penny stock" rules and it is anticipated that trading in our common stock will continue to be subject to the penny stock rules for the foreseeable future.  Until such time as our common stock meets an exception to the penny stock regulations cited above, trading in our securities is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend penny stocks to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse, must make a special determination in writing for the purchaser that the investment is suitable, and must also obtain the purchaser's written agreement to a transaction before the sale.  Consequently, the rule may affect the ability of broker/dealers to sell our securities, and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market.  It may also cause fewer broker/dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate our Board's control over the Company.

Our Articles of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share, of which up to 522,000 aggregate shares have been designated as Series A, B, C, D and E preferred stock.  As such, our Board of Directors (the “Board”) is currently entitled to authorize the issuance of an additional 478,000 shares of preferred stock in one or more series with such designations; preferences; conversion rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of additional preferred stock from the shares available could adversely affect the voting power and other rights of the holders of common stock.  Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of the Company or make removal of management more difficult.  As a result, our Board's ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations.  Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders.

We may issue securities that could dilute your ownership.

We may decide to raise additional funds through public or private debt or equity financing to fund our operations.  If we raise funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced and the new equity securities may have rights prior to those of the common stock issuable upon conversion of public or private debt.  We may not obtain sufficient financing on terms that are favorable to you or us.  We may also issue equity securities as consideration for acquisitions we may make.

Holders of our common stock may experience dilution of their ownership interests due to (1) our registration for resale of the Registered Securities and (2) any future issuance of additional shares of our common stock.

By that registration rights agreement entered into by us in connection with the Voyager Acquisition and related financing, we are currently obligated to register for resale up to 46,288,632 aggregate shares of our common stock, consisting of (i) 18,863,636 shares of common stock and (ii) 27,424,996 shares of our common stock underlying outstanding warrants.

The total number of securities to be registered or registerable for resale under the registration rights agreement is greater than the number of shares of our common stock currently issued and outstanding, which at May 19, 2009, consists of 48,649,990 shares of issued common stock and an additional 13,675,000 shares of common stock currently issuable under exercise or conversion, as the case may be, of outstanding options and warrants, and will result in an immediate dilution of the ownership interests of the holders of our common stock.  In addition to the foregoing, certain warrants underlying shares of common stock to be included for resale in any registration statement contain provisions that will result in the issuance of additional shares in the event we sell shares of common stock at prices less than the applicable conversion prices set forth therein.

We may also in the future issue additional shares of our authorized and unissued common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes, all of which will result in the dilution of the ownership interests of holders of our common stock.  We currently have 149,000,000 shares of common stock authorized under our Articles of Incorporation.  Issuance of additional shares of common stock may also create downward pressure on the trading price of our existing common stock that may in turn require us to issue additional shares to raise funds through sales of our securities.  This will further dilute the holders of our common stock.

We may incur monetary penalties upon our untimely failure to register for resale shares of our common stock issuable in connection with the Voyager Acquisition and the related financing.

On March 1, 2009, we failed to file and have declared effective by the SEC a registration statement registering for resale the common stock underlying the Series D Preferred issued to the seller in the Voyager Acquisition and the common stock underlying the warrants issued to CIT Capital in the related acquisition financing.   As set forth below, our failure triggered potential monetary penalties under the registration statement governing our obligation to register such shares for resale.

Under the registration rights agreement, if we fail to have declared effective by the SEC a registration statement registering for resale the aforementioned shares of common stock within 180 days of the closing of the Voyager Acquisition, or by March 1, 2009, we are obligated to pay to the seller and CIT Capital, as partial liquidated damages and not as a penalty, cash, in the aggregate equal to (i) two percent (2%) of the product of $0.40 (the agreed upon valuation of underlying common stock) and the number of registerable securities, as defined in the registration rights agreement, held by such seller and (i) 0.8855% of the product of (A) $0.35 (the overlying warrant exercise price) and (B) the number of registerable securities held by CIT Capital on such date.  Furthermore, if the registration statement has not been declared effective by the SEC after 90 days have elapsed from the above 180 day registration requirement, we are further obligated to pay the seller, as partial damages and not as a penalty, additional cash, in the aggregate equal to (i) three percent (3%) of the product of $0.40 and the number of registerable securities held by the seller and (ii) 2.48% of the product of (A) $0.35 and (B) the number of registerable securities held by CIT Capital on such date.  Upon a registration statement being declared effective, we may also be subject to certain additional penalties for failing to maintain the effectiveness of such registration statement.

The foregoing provisions notwithstanding, CIT Capital had agreed in the registration rights agreement that we shall not be liable for liquidated damages with respect to any unexercised warrants and the seller’s designee  in the Voyager Acquisition has subsequently agreed to waive the penalties with respect to the registration statement not be declared effective within the initial 180 day period.  At this time, the warrants remain “out-of-the-money” and have not been exercised.  Although we do not anticipate the warrants being exercised at the current exercise price, we may become subject to the above-described monetary penalties should the holders choose to exercise the warrants.   In addition, the waiver obtained by us does not preclude us from incurring penalties upon May 29, 2009, the 90th day after the initial 180-day period absent us filing and having a registration statement declared effective by such date or obtaining a further waiver.

Our common stock may experience price volatility and, as a result, its market value may also be volatile.  The limited trading volume of our common stock may contribute to this price volatility.

The trading price of our common stock is highly volatile.  We believe the volatility of the trading price of our common stock is due to, among other things, the results of our drilling program, current expectations of our future financial performance, prices of oil and natural gas and the volatility of the stock market in general.

Moreover, our common stock does not have substantial trading volume.  As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.

Because of the limited trading volume of our common stock and the price volatility of our common stock, you may be unable to sell your shares of our common stock when you desire or at the price you desire.  Moreover, the inability to sell your shares of our common stock in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

Our common stock may experience price volatility and, as a result, its market value may also be volatile.  The limited trading volume of our common stock may contribute to this price volatility.

The trading price of our common stock is highly volatile.  We believe the volatility of the trading price of our common stock is due to, among other things, the results of our drilling program, current expectations of our future financial performance, prices of oil and natural gas and the volatility of the stock market in general.

Moreover, our common stock does not have substantial trading volume.  As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.

Because of the limited trading volume of our common stock and the price volatility of our common stock, you may be unable to sell your shares of our common stock when you desire or at the price you desire.  Moreover, the inability to sell your shares of our common stock in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

The trading price of our common stock could be adversely affected by sales and issuances of our common stock in the public markets.

At May 19, 2009, the three largest stockholders beneficially owned approximately 36.0%, 33.2% and 22.9%, respectively, and our directors and executive officers, as a group, beneficially owned approximately 30.0%, of the then-outstanding shares of our common stock (inclusive of options and warrants exercisable into shares of our common stock).  Sales of our common stock by these stockholders, or the perception that such sales might occur, could have a material adverse effect on the trading price of our common stock or could impair our ability to obtain capital through future offerings of equity securities.

Provisions in our Articles of Incorporation may inhibit a takeover of the Company.

Under our certificate of incorporation, our Board of Directors is authorized to issue shares of our capital stock without the approval of our stockholders.  Issuance of such shares could make it more difficult to acquire the Company without the approval of our Board of Directors as more shares would have to be acquired to gain control.  This may deter hostile takeover attempts that could result in an acquisition of us that would have been financially beneficial to our stockholders.

Item 3.                                Legal Proceedings.

There are no pending legal proceedings, and we are not aware of any threatened legal proceedings, to which we are a party or to which our property is subject.

Item 4.                                Submission of Matters to a Vote of Security Holders.

During the six month transition period ended December 31, 2008, stockholders of the Company ratified their previous authorization to amend our Articles of Incorporation to (i) increase to 149,000,000 the authorized number of shares of common stock of the Company and (ii) change the name of the Company to “Cross Canyon Energy Corp.”  (collectively, the “Charter Amendment”).  Authorization consisted of the written consent of record holders of 14,151,000 shares of our common stock, representing 60.6% of the issued and outstanding shares of  our common stock outstanding at the initial consent of March 4, 2008 and subsequent ratifications given on each of August 19, 2008, November 19, 2008 and again, on January 29, 2009.

On March 3, 2009 in accordance with the securities laws, the Company filed with the Securities and Exchange Commission (“SEC”) and mailed to the stockholders of record a definitive Information Statement on Schedule 14C, together with a copy of the Certificate of Amendment, disclosing such consent and providing material information regarding the Charter Amendment.

The Charter Amendment became effective on March 24, 2009, upon the filing of the Certificate of Amendment with the Secretary of State of the State of Nevada.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    Our common stock is quoted on the OTC Bulletin Board (OTCBB) under the trading symbol "CCYE."   Before our name change from ABC Funding, Inc. to Cross Canyon Energy Corp. was effected by the OTCBB on May 5, 2009, we traded under the old trading symbol “AFDG.” The prices set forth below reflect the quarterly high and low sale information for shares of our common stock, as reported on the OTC Bulletin Board,  for the last two fiscal years ended December 31, 2008 (including the six month transition period) and December 31, 2007, respectively. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarterly Period Ended:	High	Low
2008
December 31	$0.75	$0.07
September 30	$0.92	$0.25
June 30	$0.76	$0.46
March 31	$0.60	$0.35

2007
December 31	$0.50	$0.30
September 30	$0.57	$0.37
June 30	$0.51	$0.28
March 31	$0.55	$0.35

The closing sales price of our common stock on the OTC Bulletin Board on December 31, 2008 was $0.07 per share.  On April 30, 2009, the date of the last reported sale of our common stock, the closing sale price was $0.10 per share.

There were no repurchases of securities during the year ended and six-month transition period ended December 31, 2008.

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

Holders of Securities

At May 19, 2009, there were approximately 160 holders of record of our common stock.

We have outstanding as of May 19, 2009: (i) employee stock options exercisable, subject to vesting schedules in some cases, to purchase up to an aggregate 4,775,000 shares of common stock, (ii) warrants exercisable to purchase up to 36,324,996 shares of common stock, and (iii) a convertible promissory note in the principal amount of $25,000, convertible into shares of common stock at $0.50 per share. Under our outstanding restricted stock agreements which provide for the issuance of an aggregate of 3,375,000 shares of common stock to our executive officers, 1,125,000 automatically vested on March 24, 2009, upon the effectiveness of the Charter Amendment in the State of Nevada.

Dividends
We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Pursuant to the Credit Facility, as long as there is outstanding indebtedness thereunder, we may not declare or pay a cash dividend on our common stock without the consent of our lender.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during the six month transition period ended December 31, 2008 in our Reports on Form 10-Q or Form 8-K, as applicable.

Equity Compensation Plan Information

The following table provides information as of our fiscal year ended December 31, 2008, about our equity compensation plans and arrangements:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	--		$ --	8,500,000
Equity compensation plans not approved by security holders	10,875,000	(3)	0.40	29,449,996	(4)(5)
Total	10,875,000		$ 0.40	37,949,996

(1)
Excludes 1,500,000 shares of our common stock reserved for issuance under our 2004 Non-Statutory Stock Option Plan (the “2004 Plan”), which plan was terminated by our Board on September 19, 2008 in favor of our 2008 Stock Incentive Plan.  No options were granted under the 2004 Plan.

(2)
Includes an aggregate of: (i) 750,000 shares of our common stock underlying restrictive stock awards not yet vested with respect to such shares pursuant to a Restricted Stock Agreement dated October 1, 2008, between us and our Senior Vice President of Operations, which awards vest with respect to one-third of the shares on each of the effective date of the Charter Amendment (March 24, 2009) and each of October 1, 2009 and 2010; and (ii) 1,000,000 shares of our common stock underlying options granted but not yet vested with respect to such shares pursuant to Option Agreements, each dated October 1, 2008, between us and our Senior Vice President of Operations, which options vest with respect to one-third of the shares on each of the effective date of the Charter Amendment (March 24, 2009) and October 1, 2009 and 2010.  Each of these awards were granted pursuant to the Company’s 2008 Stock Option Plan which was approved by shareholders on January 29, 2009.

(3)
Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the Commission under the Exchange Act as amended) as of December 31, 2008.

(4)
Includes an aggregate of: (i) 2,625,000 shares of our common stock underlying restrictive stock awards not yet vested with respect to such shares pursuant to Restricted Stock Agreements, each dated May 22, 2008, between us and our Chief Executive Officer and Chief Financial Officer, respectively, which awards vest with respect to one-third of the shares on each of the effective date of the Charter Amendment (March 24, 2009) and May 22, 2009 and 2010; and (ii) 2,625,000 shares of our common stock underlying options granted but not yet vested with respect to such shares pursuant to Option Agreements, each dated May 22, 2008, between us and our Chief Executive Officer and Chief Financial Officer, respectively, which options vest with respect to one-third of the shares on each of the effective date of the Charter Amendment (March 24, 2009) and May 22, 2009 and 2010.

(5)
Also includes 24,199,996 shares or our common stock underlying warrant granted but not yet vested with respect to such shares pursuant to a warrant dated September 2, 2008 to a non-employee in consideration of services performed, which warrant expires five years from grant date and is exercisable, commencing upon the effective date of the Charter Amendment (March 24, 2009) to purchase up to 24,199,996 shares or our common at an exercise price of $0.35 per share.

Set forth below is a description of the individual compensation arrangements or equity compensation plans not currently approved by our security holders pursuant to which the 10,875,000 shares of our common stock included in the chart above were issuable as of December 31, 2008:

•
Warrant granted by Energy Venture on March 1, 2006 (and assumed by us under the May 2006 Merger) to a non-employee in consideration of services performed, which warrant expires five years from grant date and is currently exercisable to purchase up to 350,000 shares of our common stock at an exercise price of $0.05 per share;

•
Warrants granted by Energy Venture on March 1, 2006 (and assumed by us under the May 2006 Merger) to two non-employees in consideration of services performed, which warrants expire five years from grant date and are currently exercisable to purchase up to 750,000 shares of our common stock at an exercise price of $0.60 per share;

•
Warrants granted on December 28, 2006 to four non-employees in consideration of services performed, which warrants expire five years from grant date and are currently exercisable to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.25 per share;

•
Warrants granted on May 22, 2007 to two non-employees in consideration of services performed, which warrants expire five years from grant date and are currently exercisable to purchase up to 900,000 shares of our common stock at an exercise price of $0.30 per share;

•
Option granted on May 22, 2007 to our former Chief Financial Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 150,000 shares of our common stock at an exercise price of $0.30 per share;

•
Warrants granted on October 26, 2007 to two non-employees in consideration of services performed, which warrants expire five years from grant date and are currently exercisable to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.35 per share;

•
Option granted on October 26, 2007 to our former Chief Financial Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 250,000 shares of our common stock at an exercise price of $0.35 per share;

•
Warrants granted on December 19, 2007 to two non-employees in consideration of services performed, which warrants expire five years from grant date and are currently exercisable to purchase up to 1,100,000 shares of our common stock at an exercise price of $0.35 per share;

•
Option granted on December 29, 2007 to our former Chief Executive Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 500,000 shares of our common stock at an exercise price of $0.35 per share;

•
Option granted on February 28, 2008 to a non-employee in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 3,300,000 shares of our common stock at an exercise price of $0.54 per share;

•
Option granted on February 28, 2008 to our former Chief Executive Officer in consideration of services performed, which option expires five years from grant date and is currently exercisable to purchase up to 250,000 shares of our common stock at an exercise price of $0.54 per share;

•	Warrant granted on May 21, 2008 to a non-employee in consideration of services performed, which warrant expires five years from the grant date and is currently exercisable to purchase up to 600,000 shares of our common stock at an exercise price of $0.33 per share; and
•
Warrant granted on May 22, 2008 to a non-employee in consideration of services performed, which warrant expires five years from grant date and is currently exercisable to purchase up to 225,000 shares or our common stock at an exercise price of $0.33 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARDING-LOOKING STATEMENTS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, projections, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  Forward-looking statements are subject to certain risks, uncertainties and assumptions, including those discussed below and elsewhere in this report under “ Risk Factors” and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

On September 2, 2008, we completed the Voyager Acquisition, whereby Voyager was designated as our predecessor and we succeeded to substantially all of its business operations and properties, including the Duval County Properties, consisting of ownership interests in oil and natural gas lease blocks in Duval County, Texas (the “Duval County Properties”) covering approximately 14,300 net acres. Since completing the Voyager Acquisition, we are engaged in the exploration, production, development and exploitation of the crude oil and natural gas reserves located in the Duval County Properties. We believe that these properties and other assets acquired in the Voyager Acquisition will provide us a number of opportunities to realize increased production and revenues. We also believe that the reserve base located in the Duval County Properties can be further developed through infill and step-out drilling of new wells, workovers targeting proved reserves and stimulating existing wells. As such, we plan to investigate and evaluate various formations therein to potentially recover additional incremental oil and natural gas reserves and to create new drilling programs to exploit the full reserve potential of the reservoirs located therein.

To date, we have performed recompletions and/or remedial workovers on seven of the wells acquired in the Voyager Acquisition.  Three of the wells acquired were not producing on the date of acquisition and two of these wells have been successfully recompleted to new formations and returned to a productive status.  Attempts to return the third well to a productive status were unsuccessful and we will now convert this well to a salt water disposal well with the goal of reducing our salt water disposal costs, a significant component of our lease operating expenses, by approximately $40,000 per month.  Of the remaining four wells, one of the recompletion attempts was unsuccessful and three were successful.  Since the date of the acquisition, we have incurred approximately $882,000 in capital expenditures on this program.

We have a 180 day drilling clause on one of our major leases with the initial well to begin drilling operations by March 31, 2009, or at our option, renew the lease by paying a significant amount for a lease renewal.  Based upon our acquired 3-D seismic database, we identified a shallow, 3,000 foot prospect with potential for 0.5 Bcf of natural gas reserves.  On March 26, 2009, we began drilling operations and on March 31, 2009, ran electric logs on the well and determined the target reserves had been pressure depleted.  We elected to plug and abandon the well on April 1, 2009.  By drilling this well, we successfully extended the large lease by 180 days.  We incurred approximately $180,000 in drilling costs on this well. We believe there are additional shallow well opportunities on the acquired acreage and, with the assistance of our consulting geoscientist, are continuing to analyze the sub-surface structure.  Our next drilling operations on this lease must begin within 180 days of the plugging and abandonment date, or September 29, 2009.

We intend to utilize 3-D seismic analysis from our acquired seismic database and other modern technologies and production techniques to enhance our production and returns, and, although seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock and other modern technologies such as well logs are not always reliable indicators of hydrocarbon productivity, we believe use of such technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties.  This proprietary 3-D seismic data has been reprocessed by us and has improved the subsurface imaging over our acreage position.

We also intend to continue to review opportunities to acquire additional producing properties, leasehold acreage and drilling prospects that are located in and around the Duval County Properties, or which might result in the establishment of new drilling areas. When identifying acquisition candidates, we focus primarily on underdeveloped assets with significant growth potential. We seek acquisitions which allow us to absorb, enhance and exploit properties without taking on significant geologic, exploration or integration risk.

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

      On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.

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

Revenue and Expense Drivers

Revenue Drivers

Crude Oil and Natural Gas Sales. Our revenues are generated from production of crude oil and natural gas which are substantially dependent upon prevailing prices. Our future production is impacted by our drilling and workover success, acquisitions and decline curves on our existing production. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of or demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. We enter into derivative instruments for a portion of our oil and natural gas production to achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas.

We sell all of our oil and natural gas at current market prices determined at the wellhead. We are required to pay gathering, compression and transportation costs with respect to substantially all of our products or incur such costs to deliver our products to a sales point. We market our products in several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well, market prices, pipeline constraints and operational flexibility.

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

•
Exploration Expense.  We use the successful efforts method of accounting for our oil and natural gas operations.  As such, exploration costs and dry hole costs are recognized as expenses when incurred.  These costs include the costs of acquiring seismic data and the interpretation of the data, delay rental payments incurred in extending leased acreage and other exploration costs.

•
General and Administrative Expenses. General and administrative expenses include employee compensation and benefits, non-cash compensation expense of restricted stock awards and stock options, professional fees for legal, accounting and advisory services and corporate overhead.

•
Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization represent the expensing of the capitalized cost of our oil and gas properties using the unit of production method and our other property and equipment using the straight-line method.

Other Income and Expenses

Other income and expenses consist of the following:

•	Interest Income. We generate interest income from our cash deposits.
•	Interest Expense. Our interest expense reflects our borrowings under our CIT Credit Facility, other short-term notes and amortization of debt discounts and deferred financing costs.
•
Risk Management.  The results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas.  To mitigate a portion of this exposure, we have entered into certain derivative instruments which have not been elected to be designated as cash flow hedges for financial reporting purposes.  Generally, our derivative instruments are comprised of fixed price swaps as defined in the instruments. These instruments are recorded at fair value and changes in fair value, including settlements, have been reported as risk management in the consolidated statements of operations.

•
Change in Fair Value of Derivatives. We mark-to-market our derivative liabilities each reporting period and record the change in the derivative liability to change in fair value of derivatives in the consolidated statements of operations.

Oil and Natural Gas Properties – Impairment

We test for impairment of our properties based on estimates of proved reserves.  Proved oil and natural gas properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  We estimate the future undiscounted cash flows of the affected properties to judge the recoverability of the carrying amounts.  This analysis is based on proved reserves.  An asset would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount by which the carrying value exceeds its fair value.

Impairment analysis is performed on an ongoing basis.  In addition to using estimates of oil and natural gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and natural gas prices and costs, considering all available evidence at the date of review.  The impairment evaluation triggers include a significant long-term decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current negative operating losses.  Although we evaluate future oil and natural gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

Basis of Presentation

For management discussion and analysis purposes, the operational data for the year ended December 31, 2008 represents the mathematical addition of the results of Voyager, as predecessor, for the period January 1, 2008 through September 1, 2008 and for us, as successor, for the period September 2, 2008 through December 31, 2008, referred to as the “Combined Entity”.  Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the operational data for the year ended December 31, 2008 compared to the year ended December 31, 2007.  A discussion of the partial period January 1, 2008 through September 1, 2008, separately from the period September 2, 2008 compared to the year ended December 31, 2007 would not be meaningful.

Operational Data

Operational data follow for the years ended December 31, 2008 and 2007 follow:

	Years Ended December 31,
	2008	2007

Oil and natural gas revenue	$12,703,787	$11,348,577
Operating costs and expenses:
Lease operating expenses	2,629,448	2,464,653
Production taxes	804,414	836,349
Exploration expense	20,652	9,399
Accretion of asset retirement obligation	61,174	--
Depletion, depreciation and amortization	2,704,993	1,758,320
General and administrative expense	2,030,556	970,701
Total operating costs and expenses	8,251,237	6,039,422
Income from operations	4,452,550	5,309,155
Other income (expense):
Interest expense, net	(2,531,020)	(979,832)
Risk management	2,203,749	(609,225)
Loss on extinguishment of debt	(547,045)	--
Gain on sale of oil and gas properties	--	12,702,811
Change in fair value of derivatives	18,235,468	--
Total other income (expense)	17,361,152	11,113,754
Income before income taxes	21,813,702	16,422,909
Income taxes	577,194	5,843,533
Net income	$21,236,508	$10,579,376

Years Ended December 31, 2008 and 2007

The following table represents sales of oil and natural gas and realized prices for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Net sales:
Oil (Bbls)	58,214	45,960
Natural gas (Mcf)	696,443	1,067,960

Weighted average sales prices:
Oil ($ per Bbl)	$100.24	$88.26
Natural gas ($ per Mcf)	$9.86	$6.83

Revenue.  Revenue for the Combined Entity for the year ended December 31, 2008 was $12,703,787 compared to the Predecessor Entity revenue of $11,348,577 for the year ended December 31, 2007.  This was an increase of $1,355,210, or 12%, over the 2007 period.  Net production of crude oil for the 2008 period increased to 58,214 barrels (159 BOPD) compared to 45,960 (126 BOPD) for the 2007 period.  During 2007, the Predecessor Entity added additional perforations to an oil zone in its Marchbanks-Cadena Well No. 115.  A significant increase in production occurred and as a result, the well produced approximately 27,000 more net barrels of crude oil in 2008 when compared to 2007.  The Marchbanks-Cadena Well No. 131 was drilled during the 2007 period and added net oil production of 3,552 barrels to the 2008 period.  The Combined Entity experienced a decline of net production of approximately 18,000 barrels during 2008 when compared to 2007 as a result of normal production decline.  Based upon our third party engineering report prepared as of December 31, 2008, we are projecting net crude oil production from our proved producing Duval County Properties for fiscal year 2009 of approximately 28,260 barrels.

The Combined Entity realized an average price for the sale of our crude oil during the 2008 period of $100.24 per barrel compared to $88.26 per barrel during the 2007 period.  We have experienced a significant decrease in realized prices for the sale of our crude oil during 2009 and do not believe that the price of crude oil will return to its previous 2008 levels in the near future.  Our third party engineering report was prepared using a crude oil price of $42.41 per barrel, adjusted for transportation differentials of $1.25 per barrel, on December 31, 2008.

Net production of natural gas for the 2008 period was 696,443 Mcf’s (1,908 Mcf/d) compared to 1,067,960 Mcf’s (2,926 Mcf/d) for the 2007 period.  During 2007, our Predecessor Entity drilled the Marchbanks-Cadena Well No. 131 which added approximately 60,000 net Mcf’s to our production during the 2008 period.  In addition, additional perforations were added to the Hilda Parr Well No. 102 during the 2007 period which production remained the same when compared to the 2007 period.  The producing zones of two wells depleted during the 2008 period.  We were unable to recomplete these wells to producing zones which accounted for approximately 113,000 Mcf’s of the decline in net production.  The balance of the decrease of approximately 318,000 net Mcf’s was due to normal production declines in the remaining producing wells.  Based upon our third party engineering report prepared as of December 31, 2008, we are projecting net natural gas production from our proved producing Duval County Properties for fiscal year 2009 of approximately 398,570 Mcf’s.

The Combined Entity realized an average price for the sale of our natural gas during the 2008 period of $9.86 per Mcf compared to $6.83 per Mcf during the 2007 period.  As with the price of crude oil, we have experienced a significant decrease in realized prices for the sale of our natural gas during 2009 and do not believe that the price of natural gas will return to its previous 2008 levels in the near future.  Our third party engineering report was prepared using a natural gas price of $6.01 per Mcf, adjusted for contract terms and Btu content, on December 31, 2008.

Lease Operating Expenses.  Lease operating expenses are primarily comprised of well and lease surface and sub-surface maintenance and repair, contract labor and supervision, salt water disposal costs, natural gas compression, ad valorem taxes and other expenses necessary to maintain our operations.  Lease operating expenses for the Combined Entity for the year ended December 31, 2008, were $2,629,448 compared to $2,464,653 for the year ended December 31, 2007.  A significant portion of lease operating expenses for both the 2008 and 2007 periods were attributable to well workover expenses.  During the year ended December 31, 2008, the Predecessor Entity incurred approximately $1,508,000 in well workover expenses.  Three wells received remedial subsurface workovers in an attempt to increase production by adding perforations and fracing.  All three of these workovers were deemed unsuccessful.  During the 2007 period the Predecessor Entity performed well workovers on six wells and incurred workover expenses of approximately $1,628,000.  The workovers primarily included adding additional perforations to existing productive zones and performing fracing operations within existing zones.  Of these six workovers, three were performed successfully.

We lease four compressors to compress our natural gas and deliver to our purchaser.  Natural gas compression fees are a significant component of our lease operating expenses and amounted to approximately $330,000 and $372,000 for each the years ended 2008 and 2007, respectively.  We have negotiated a reduction in the rental rates for three of the four rental compressors and expect to realize a monthly savings of approximately $10,000 beginning in April 2009.  Another significant component of lease operating expenses is the cost of hauling produced salt water to an offsite facility for disposal.  Those costs were approximately $507,000 and $205,000 for the years ended December 31, 2008 and 2007, respectively.  The increase for the 2008 period resulted from increased salt water production associated with the increased oil production from the Marchbanks-Cadena Well No. 115.  We have identified a non-productive wellbore which, during fiscal 2009, we will convert to a salt water disposal well to significantly reduce our salt water disposal fees.  We have filed our application for conversion of this well with the Railroad Commission of Texas and received approval on April 23, 2009.  We estimate the capital cost to convert this wellbore to a salt water disposal well to be approximately $150,000.

         Ad valorem taxes associated with the Duval County Properties increased from approximately $162,000 for the 2007 period to approximately $209,000 for the 2008 period.  The increase was a result of increased reserve values associated with the significant increase in product prices.  We believe we can reduce our ad valorem taxes for fiscal 2009 as a result of a reduction in proved producing reserves and lower product prices and are working with our ad valorem tax consultants to file the necessary renditions with the Duval County tax assessor to reduce the valuations.

Other costs of operating our Duval County Properties are the costs of daily well gauging, lease surface maintenance, chemicals and supplies.  These costs for the 2008 period approximated $122,000 compared to $97,653 for the 2007 period.

Production Taxes.  Production taxes are comprised of the amounts we are obligated to pay to various regulatory agencies, which taxes are based on the value we receive from the sale of our oil and natural gas.  Production taxes for the Combined Entity for the year ended December 31, 2008 were $804,414 compared to $836,349 for the year ended December 31, 2007.  All of our revenue is attributable to the State of Texas. Severance taxes in the State of Texas are based upon the value of crude oil sold and natural gas produced and sold. Crude oil is taxed at the rate of 4.6% of the value sold and natural gas is taxed at the rate of 7.5% of the value of the natural gas produced. The difference in the tax rates on crude oil and natural gas resulted in a decrease in production taxes for the 2008 period, even though revenue for the 2008 period was greater than the 2007 period..

Exploration Expense.  Exploration expense is comprised of costs of finding and exploring for oil and natural gas and the cost of exploratory wells which do not find oil and natural gas reserves in commercial quantities.  The Combined Entity reported exploration expenses of $20,652 for the year ended December 31, 2008 compared to $9,399 for the 2007 period.  The 2008 period expenses were attributable to fees paid to our consulting geoscientist who is performing geophysical interpretations of our acquired 3-D seismic database.  We anticipate our exploration expenses will increase in the future as we continue to analyze our 3-D seismic database for additional drilling opportunities.

Accretion of Asset Retirement Obligation.  We have recorded the fair value of the asset retirement obligation relating to dismantlement and plugging and abandonment costs, excluding salvage values, of the Voyager Acquisition.  Over time, accretion of this liability is recognized each period, and the capitalized cost is amortized over the useful life of the related assets.  For the year ended December 31, 2008 the Combined Entity recorded accretion expense of $61,174.  Our Predecessor Entity established its asset retirement obligation as of December 31, 2007, and consequently did not record accretion of its asset retirement obligationduring the year ended December 31, 2007.

Depletion, Depreciation and Amortization.  We use the unit-of-production method to charge to expense the capitalized costs of our proved oil and natural gas properties on a field by field basis.  Under this method, depletion is calculated by multiplying our capitalized costs of proved oil and natural gas properties by a fraction, the numerator being the equivalent production during the period and the denominator being the total proved equivalent oil and natural gas reserves.  Depletion expense for the Combined Entity for the year ended December 31, 2008, was $2,695,421, or $2.58 per equivalent Mcf (“Mcfe”), compared to depletion expense of the Predecessor Entity of $1,750,808, or $1.30 per Mcfe for the 2007 period.  The increase in the depletion rate per Mcfe for the 2008 period was attributable to the increased value of our proved properties and decrease in proved reserves.  We depreciate our fixed assets on a straight-line basis over the useful lives of the assets ranging from one to seven years.

General and Administrative Expenses.  The following table summarizes general and administrative expenses for each of the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Payroll and related expenses	$1,264,154	$495,666
Office administration	85,475	49,523
Professional fees	312,577	149,479
Financial advisory and directors fees	78,750	105,000
Other expenses	289,600	171,033
Total general and administrative expenses	$2,030,556	$970,701

General and administrative expenses for the year ended December 31, 2008 were $2,030,556 compared to $970,701 for the year ended December 31, 2007.  Payroll and related expenses increased by $768,488 to $1,264,154 for the year ended December 31, 2008 compared to $495,666 for the year ended December 31, 2007.  In accordance with the employment agreements we entered into with our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations, we granted restricted stock awards and stock options to each of these individuals and recorded compensation expense of $716,588 for the period September 2, 2008 to December 31, 2008.  Our Predecessor Entity was not a publicly traded company and had no restricted stock or stock option compensation expense during the period January 1, 2008 to September 1, 2008 or the year ended December 31, 2007.  Additional increases resulted from the successor company having four employees subsequent to September 1, 2008.

Office administration expenses for the 2008 period totaled $85,475 which was comprised of office rent, telephone and communications and other office expenses.  This was an increase of $35,952 when compared to the 2007 period.  Office administration expenses will increase in the future, primarily due to us relocating to our new corporate offices and increased levels of activity.

Professional fees which are comprised of legal, accounting and audit, engineering and other consulting fees were $312,577 for the 2008 period compared to $149,479 for the 2007 period.  We experienced an increase in accounting and audit fees over the 2007 period primarily as a result of our public company reporting to the SEC.  We also experienced an increase in our legal fees due to a significant increase in matters requiring increased involvement by our outside legal firm, which activities included increased assistance in complying with our SEC filings and general corporate matters.  As we do not employ a reservoir engineer, we incurred increased reservoir engineering fees directly related to our entry into the oil and natural gas business.  We also incurred other professional fees from outside consultants assisting us with the valuation of our derivative assets and liabilities and updated filings with the Railroad Commission of Texas.

Financial advisory and director fees are fees incurred by our predecessor entity pursuant to an agreement between Voyager and Natural Gas Partners.  Upon closing of the Voyager Acquisition, the financial advisory agreement between Voyager and Natural Gas Partners was terminated.

Other expenses increased from $171,033 for the 2007 period to $289,600 for the 2008 period.  Included in other expenses are the cost of travel and entertainment, directors’ and officers’ liability insurance, investor relations, state franchise taxes and property taxes.  The increase was primarily attributable to increased state franchise taxes for the 2008 period.

Income from Operations.  For the year ended December 31, 2008, we reported income from operations of $4,452,550 compared to income of $5,309,155 for the year ended December 31, 2007.

Interest Expense, net.  The following table lists in comparative format the details of interest expense for the years  ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Interest on convertible notes	$1,000	$--
Amortization of deferred financing costs and debt discounts on convertible debentures	480,103	--
Interest on BOT Credit Facility	508,966	979,832
Interest on CIT Credit Facility	760,728	--
CIT Credit Facility commitment fees	3,311	--
Amortization of CIT Credit Facility deferred financing costs	181,938	--
Amortization of CIT Credit Facility debt discounts	585,924	--
Other	9,050	--
	$2,531,020	$979,832

We incurred interest expense for the year ended December 31, 2008, of $2,531,020 compared to $979,832 for the year ended December 31, 2007.  The primary component of interest expense for the 2008 period is interest incurred on our CIT Credit Facility and Voyager’s BOT Credit Facility.  Other significant components of interest expense are the write-off due to the repayment of the convertible debentures made up of deferred financing costs and debt discounts totaling $480,103 and the amortization of deferred financing costs and debt discounts as a result of our CIT Credit Facility of $181,938 and $585,924, respectively.

Risk Management.  The gain recorded from our risk management position for 2008 was $2,203,749 compared to a loss for the 2007 period of $609,225. We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period as risk management in our consolidated statements of operations. At December 31, 2008, we recorded an unrealized gain of $2,169,063 related to our swap contracts. These swap contracts are related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited. In the first contract we agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU. In the second contract we agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end. When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs, and counterparty risk.
During the period September 2, 2008 through December 31, 2008, we recorded realized gains on our crude oil and natural gas swap contracts of $180,121 and $189,049, respectively.  In addition to the above, we were required to unwind Voyager’s hedge positions upon closing of the Voyager Acquisition on September 2, 2008. We recorded a gain from unwinding Voyager’s natural gas hedge position of $48,864.

Loss on Extinguishment of Debt.  We recorded a loss on the extinguishment of debt for the year ended December 31, 2008 of $547,045.  On September 2, 2008, we converted $450,000 principal amount of the convertible debentures to 10,000 shares of our Series E Preferred stock which automatically converted into 1,363,636 shares of our common stock on March 24, 2009, the effectiveness of our Charter Amendment filed with the State of Nevada. We fair valued the common stock at September 2, 2008, and recorded a loss on extinguishment of debt of $804,545.  On September 2, 2008, as part of a commission due to Global Hunter Securities, LLC (“GHS”) in relation to us entering into the Credit Facility, we issued to GHS a non-interest bearing promissory not in the principal amount of $557,500 due on March 15, 2009.  On October 6, 2008, GHS agreed to a lump sum payment of $300,000 as full payment of the promissory note.  We recorded a gain on extinguishment of debt of $257,500 pursuant to this note repayment.

Change in Fair Value of Derivative Liabilities.  We mark-to-market our derivative liabilities each period to report the change in fair value. For the period from September 2, 2008 through December 31, 2008, the change in fair value of our derivative liabilities was a gain of $18,235,468. The derivative liabilities exist because at December 31, 2008, we have insufficient authorized and unissued shares of our common stock to settle our contracts including the outstanding preferred stock (Series A, B, D, and E), our outstanding warrants and stock options and our outstanding convertible debt. On March 24, 2009, we filed the Charter Amendment and increased our number of authorized shares of common stock from 24,000,000 to 149,000,000, and we now have sufficient authorized and unissued shares to settle these contracts.

Net Income.  For 2008, we realized net income of $21,236,508 compared to net income of $10,579,376 for the year ended December 31, 2007.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for the fiscal year 2009 will be cash on hand, internally generated cash flows from operations following the Voyager Acquisition and our Credit Facility.  As of December 31, 2008, we had cash on hand in unrestricted accounts of $1,273,077 and working capital, excluding restricted cash and the effects of derivative assets and liabilities, of $241,141.

Cash Flows

The following table summarizes the Combined Entity and Predecessor Entity cash flows for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007

Net cash provided by operating activities	$5,758,726	$7,067,430
Net cash provided by investing activities	1,059,825	21,833,878
Net cash used in financing activities	(3,707,244)	(29,533,063)
Net increase (decrease) in cash	$3,111,307	$(631,755)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased by $1,308,704 for the year ended December 31, 2008 to $5,758,726 as compared $7,067,430 for our fiscal 2007.  The Combined Entity reported net income of $21,236,508, which is partially offset by a gain in the change of the fair value of energy swap derivatives of $1,960,767 and a gain in the change in the fair value of derivative liabilities of $18,235,468.  The Combined Entity also reported non-cash charges totaling $4,277,961 comprised of depletion, depreciation and amortization of $2,704,992, accretion of asset retirement obligation of $61,174, shared based compensation of $719,588, amortization of deferred financing fees and debt discounts of  $230,356 and $1,032,163, respectively, a loss on extinguishment of debt of $547,045 and deferred income tax benefit of $1,017,357.  Subsequent to the Voyager Acquisition, we began operations as an oil and gas producing company.  As such, the Combined Entity experienced an increase in its accounts receivable due to oil and natural gas sales to its purchasers of $230,937.  Prepaid assets and other assets decreased by $6,737 and other long-term assets decreased by $13,107 for the Combined Entity.  The Combined Entity’s accounts payable decreased by $504,932 primarily as a result of our payments of legal and accounting fees incurred prior to closing the Voyager Acquisition and Voyager paying off its accounts payable prior to closing.  Accrued liabilities, which includes royalties payable, severance taxes payable, accrued interest payable and income taxes currently payable increased by $1,156,537.  We assumed $597,926 of Voyager’s accrued liabilities upon closing of the Voyager Acquisition.

        For the year ended December 31, 2007, net cash provided by operating activities was $7,067,430.  The Predecessor Entity reported net income of $10,579,376 which was more than offset by the gain on the sale of its West Texas properties of $12,702,811.  Non-cash charges totaled $8,757,942 and were comprised of depletion, depreciation and amortization of $1,758,320, deferred income taxes of $5,759,858 and an unrealized loss on its energy swap hedges of $1,239,764.  Voyager experienced an increase in accounts payable as a result of increased drilling activity and income taxes payable as a result of its gain on the sale of assets of $327,730 and $86,007, respectively.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities for the year ended December 31, 2008, was $1,059,825.  Upon closing of the Voyager Acquisition, we immediately began implementing our well workover program on the Duval County Properties and incurred capital costs of approximately $451,440 during the period.  During the period January 1 to September 1, 2008, Voyager incurred capital expenditures on its Duval County Properties of approximately $318,053.  In addition, we acquired certain computer software and hardware and other office furniture and fixtures for $35,128 to provide the tools needed for our employees and we assumed cash of $1,864,446 in the acquisition of Voyager.

During the year ended December 31, 2007, Voyager sold its West Texas properties and received cash proceeds of $29,029,038.  During 2007, Voyager drilled four wells on the Duval County Properties and incurred capital expenditures totaling $7,195,160.  Of these four wells, two were considered successful and are currently producing.  Two of the wells were considered unsuccessful as a result of mechanical problems subsequent to drilling operations.  These wells were not plugged and abandoned and we are currently evaluating these two wells to determine if they can be salvaged and placed on production.

Net Cash Used in Financing Activities.  Net cash used in financing activities for the year ended December 31, 2008 for the Combined Entity was $3,707,244.  We received net proceeds of $3,027,855 after payment of the cash portion of the Voyager Acquisition in the amount of $33.5 million, repaid $450,000 principal amount of the Debentures and paid debt issuance costs of $1,108,005 on our Credit Facility.   In addition, we made a payment of $300,000 principal amount on a promissory note to Global Hunter Securities, LLC.  Our Predecessor Entity incurred a net reduction in its borrowings under its BOT Credit Facility of $3,877,094.  During the year ended December 31, 2007 with the proceeds from the sale of its West Texas properties, the Predecessor Entity paid down its BOT Credit Facility by $29,849,302 and incurred a bank overdraft at December 31, 2007 of $316,239.

Credit Facility

On September 2, 2008 we entered into the Credit Facility, consisting of a $50 million senior secured revolving loan (“Revolving Loan”) and a $22 million term loan (“Term Loan”).

The Revolving Loan is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual reviews of our proved oil and gas reserves. As of September 2, 2008, we had borrowed $11.5 million under the Revolving Loan to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally. Monies advanced under the Revolving Loan mature on September 1, 2011 and bear interest at a rate equal to LIBOR plus 1.75% to 2.50%, as the case may be.  On January 22, 2009, we obtained a six month LIBOR rate expiring July 22, 2009 on $1.0 million principal amount of the Revolving Loan, resulting in an annual interest rate of 4.045%.  On March 4, 2009, we obtained a three month LIBOR rate expiring June 4, 2009 on $10.5 million principal amount of the Revolving Loan, resulting in an annual interest rate of 3.77%. On September 30, 2008, we repaid $1 million of principal on the Revolving Loan and on October 22, 2008, we borrowed $1 million on the Revolving Loan.

The Term Loan provides for a one-time advance to us of $22.0 million. We drew down the full amount on September 2, 2008, to finance the Voyager Acquisition and to repay the related bridge loan and transaction expenses. Monies borrowed under the Term Loan mature on March 1, 2012 and bear interest at a rate equal to LIBOR plus 5% during the first twelve months after closing and LIBOR plus 7.50%, thereafter. On March 4, 2009, we obtained a three month LIBOR rate expiring June 4, 2009, resulting in an annual interest rate of 6.27%.

        On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1.0 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  Our credit agreement provides that we repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  We are currently in discussions with our senior lender to extend the sixty-day cure period to enable us to negotiate a readjustment to our borrowing base and a schedule for repaying any then-remaining borrowing base deficit.  During such sixty-day period and for any additional forbearance period, we intend to apply our excess cash flow toward prepayment of such outstanding loan amounts in excess of the new borrowing base.

On April 21, 2009, the administrative agent and lenders agreed to waive our failure to comply with certain financial ratios, measured as of December 31, 2008, in the Credit Facility with respect to (i) our ratio of EBITDAX to interest expense and our ratio of total debt to EBITDAX under the Revolving Loan and (ii) our ratio of total reserve value to total debt under the Term Loan.  Such agent and lenders also waived compliance by us of these ratios for and during each fiscal period ending in 2009.  As a condition to these waivers, we agreed that no further borrowings or loans may be requested or made under the Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.

In addition to financial covenants, the Company is subject to various reporting obligations under the credit agreement.  As part of the Company’s aforementioned discussions with its senior lender with respect to the adjusted borrowing base, the Company has obtained a waiver from its senior lender with respect to certain covenants under the credit agreement.  The credit agreement includes the requirement that none of the audited financial statements for the Company, as reported on by its independent public accountants, contain a “going concern” or like qualification or exception.  As a result of the senior lender reducing the Company’s borrowing base to $1 million resulting in the Company having a borrowing base excess of $10.5 million, the Company’s independent public accountants have reported a “going concern” qualification.  The Company is in discussions with its senior lender to enter into a forbearance agreement and obtain a waiver of the going concern opinion, however, as of the date of this filing the Company has not received a waiver or entered into a forbearance agreement.  As a result, all of the Company’s debt pursuant to the CIT Credit Agreement has been classified as current on the Company’s balance sheet.  Failure to obtain a waiver or otherwise remedy the “going concern” qualification by June 19, 2009 constitutes an Event of Default under our credit facility, permitting our senior lender to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.

All borrowings under the Revolving Loan are secured by a first lien on all of our assets and those of our subsidiaries. All borrowings under the Term Loan are secured by a second lien on all of our assets and those of our subsidiaries.

The loan instruments evidencing the Revolving Loan contain various restrictive covenants, including financial covenants requiring that we will not: (i) as of the last day of any fiscal quarter, permit our ratio of EBITDAX (earnings before interest, taxes depreciation amortization and exploration expenses) for the period of four fiscal quarters then ending to interest expense for such period to be less than 2.0 to 1.0; (ii) at any time permit our ratio of total debt as of such time to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 4.0 to 1.0; and (iii) permit, as of the last day of any fiscal quarter, our ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FAS 133) to (b) consolidated current liabilities (excluding non-cash obligations under SFAS No. 133 and current maturities under the Credit Facility) to be less than 1.0 to 1.0.

The loan instruments evidencing the Term Loan also contain various restrictive covenants, including financial covenants requiring that we will not: (i) permit, as of the last day of any fiscal quarter, our ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under SFAS No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under FAS 133 and current maturities under the Credit Facility) to be less than 1.0 to 1.0; and (ii) as of the date of any determination permit our ratio of total reserve value as in effect on such date of determination to total debt as of such date of determination to be less than 2.0 to 1.0.

As part of the consideration for entry into the Credit Facility, on September 2, 2008 we granted CIT Capital a warrant, exercisable for up to 24,199,996 shares of our common stock, at an exercise price of $0.35 per share (the “CIT Warrant”).  The CIT Warrant expires on September 2, 2013 and became automatically exercisable on March 24, 2009, with the effectiveness of the Charter Amendment.  We fair valued the warrants based upon the average closing price of our common stock for the three days prior to executing the Stock Purchase and Sale Agreement at $0.52 per share and recorded a discount to the Term Loan of $9,952,336 based upon the estimated fair value of the warrants.  We are amortizing this discount to interest expense over the term of the Term Loan.  As of December 31, 2008, $566,305 of this discount had been amortized as a component of interest expense.

CIT Capital, as lender, received a one percent (1%) overriding royalty interest (“ORRI”) of our net revenue interest in the oil and gas properties acquired in the Voyager Acquisition.  The overriding royalty interest is applicable to any renewal, extension or new lease taken by us within one year after the date of termination of the ORRI Properties, as defined in the overriding royalty agreement covering the same property, horizons and minerals.  We recorded a discount of $206,000 based upon the estimated fair value of the overriding royalty interest that was conveyed to the lender upon closing. We are amortizing this discount to interest expense over the term of the Term Loan.  As of December 31, 2008, $19,619 of this discount had been amortized as a component of interest expense.

CIT Capital also received, and is entitled to receive in its capacity as administrative agent, various fees from us while monies advanced or loaned remain outstanding, including an annual administrative agent fee of $20,000 for each of the Revolving Loan and Term Loan and a commitment fee ranging from 0.375% to 0.5% of any unused portion of the borrowing base available under the Revolving Loan.

Under the Credit Facility, we were required to enter into hedging arrangements mutually agreeable between us and CIT Capital. On September 2, 2008 and effective October 1, 2008, we entered into hedging arrangements with a Macquarie Bank Limited whereby we hedged 65% of our then proved developed producing natural gas production and 25% of our then proved developed producing oil production from October 1, 2008 through December 31, 2011 at $7.82 per Mmbtu and $110.35 per barrel, respectively.

Series C Preferred

On August 20, 2008 we issued 500 shares of our newly designated Series C Preferred to Alan D. Gaines, a director of the Company, in exchange for the cancellation of a promissory note made by us in favor of Mr. Gaines, in the principal amount of $50,000.  In addition to these shares of Series C Preferred, on August 20, 2008, we also issued an additional 500 shares of Series C Preferred to Mr. Gaines for cash consideration of $50,000, the net proceeds of which were used as a deposit on the legal fees incurred with our Credit Facility.  The Series C Preferred are automatically redeemable by us at the rate of $100 for every one share of Series C Preferred being redeemed upon the closing of a debt or equity financing whereby the Company realizes gross proceeds in excess of $5,000,000.  Our lender in the Credit Facility did not permit us to redeem the Series C Preferred upon funding, with the understanding that, based upon the success of our workover program and increased production resulting from the Voyager Acquisition, the lender would permit a subsequent distribution to Mr. Gaines for his Series C Preferred.

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

On September 2, 2008, we repaid $450,000 principal amount of the debentures in cash from our Credit Facility and issued, in full satisfaction of our obligation with respect to the other $450,000 principal amount, 10,000 shares of our Series E Preferred. Each share of preferred stock automatically converted into 136.3636 shares of our common stock, for an aggregate of 1,363,636 shares of our common stock, on March 24, 2009, effective date of the Charter Amendment, as provided by the Certificate of Designation governing the Series E Preferred.

2007 Convertible Notes

On November 1, 2007, we sold $350,000 in convertible notes (the "2007 Notes"), which 2007 Notes matured on October 31, 2008 and bear interest at 10% per annum, payable in either cash or shares of our common stock based upon a conversion price of $0.35 per share. The investors in the 2007 Notes also received 200,004 shares of common stock. During May 2008, we exchanged 37,100 shares of our Series B Preferred in full satisfaction of our obligation under the 2007 Notes to pay $350,000 of principal and $21,000 of interest, with each share of such preferred stock automatically converting into 28.58 shares of our common stock, for an aggregate of 1,060,318 shares of our common stock, on March 24, 2009, the effective date of the Charter Amendment.

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

On February 28, 2008, $1,090,000 of the 2006 Notes came due and we were unable to repay them. We continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period. On March 6, 2008, we issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of 2006 Notes. On April 22, 2008, we repaid $100,000 principal amount in cash to one of the holders of the 2006 Notes in satisfaction thereof. During May 2008, we exchanged 99,395 shares of our Series A Preferred for the remaining 2006 Notes in payment of the $965,000 of principal and $28,950 of interest thereunder. Each share of Series A Preferred automatically converted into 20 shares of our common stock, for an aggregate of 1,987,900 shares of our common stock, on March 24, 2009, the effective date of the Charter Amendment, as provided by the Certificate of Designation with respect to the Series A Preferred filed with the State of Nevada on May 15, 2008. At December 31, 2008, $25,000 principal amount of the 2006 Notes held by one note holder remained outstanding.

**********

We generally will rely on cash generated from operations and cash on hand to fund our operations during the next twelve-month period.  As previously discussed, as a condition to obtain waivers of certain financial covenants, we agreed that no further borrowings or loans may be requested or made under the Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.  Our cash flow from operations is driven by commodity prices and production volumes and the effect of our energy swap hedges.  Whereas we have no control over commodity prices, we do have control over a significant portion of our operating costs and expenses.  We have identified two specific opportunities at the Duval County Properties were we can reduce our salt water disposal costs by approximately $40,000 per month through the conversion of an idle wellbore to a salt water disposal well and are renegotiating the rental fees charged for our rental compressors producing a monthly savings of approximately $10,000.  We are constantly reviewing our field operations to identify areas that would generate cost savings and will continue to monitor those costs throughout fiscal 2009.  Additionally, we were notified by our senior lender on May 5, 2009, that our borrowing base had been reduced to $1.0 million and we have a borrowing base deficiency of $10.5 million.  We are currently in discussions with our senior lender to extend the sixty-day cure period to enable us to negotiate a readjustment to our borrowing base and a schedule for repaying any then outstanding borrowing base deficiency.  We can give you no assurance that we will be successful in extending the sixty-day cure priod or entering into a forbearance agreement that is acceptable to us.

In addition to the deficiency under our Revolving Loan, the capital expenditures required to maintain and/or grow production and reserves are substantial.  Our stock price has significantly declined over the past year with its last reported sale price at April 30, 2009 being $0.10 per share, which makes it more difficult to obtain equity financing on acceptable terms to address its liquidity issues.  In addition, as a result of reporting our total debt pursuant to the Credit Facility as a current liability, we are reporting negative working capital at December 31, 2008.  We are currently in discussions with our senior lender to extend the sixty-day cure period to enable us to negotiate a readjustment to our borrowing base and a schedule for repaying any then-remaining borrowing base deficit.  Whereas management believes it will be successful in obtaining an acceptable forbearance agreement with our senior lender, there can be no assurance we will be successful in this regard.  Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year.  Should we be unsuccessful in obtaining an acceptable forbearance agreement with our senior lender, we will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of our assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company.  Until the possible completion of the financial and strategic alternatives process, the Company's future remains uncertain and there can be no assurance that its efforts in this regard will be successful.

           Our cash flow from operations is driven by commodity prices and production volumes and the effect of our energy swap hedges.  Whereas we have no control over commodity prices, we do have control over a significant portion of our operating costs and expenses.  We have identified two specific opportunities at the Duval County Properties were we can reduce our salt water disposal costs by approximately $40,000 per month through the conversion of an idle wellbore to a salt water disposal well and are renegotiating the rental fees charged for our rental compressors producing a monthly savings of approximately $10,000.  We also believe we can significantly reduce our ad valorem taxes from the levels experienced in fiscal 2008 as a result of lower commodity prices and reserve quantities experienced to date during fiscal 2009.  We are constantly reviewing our field operations to identify areas that would generate cost savings and will continue to monitor those costs throughout fiscal 2009.

Our CEO and CFO have agreed to defer guaranteed bonuses and salary increases which were to be effective during our second fiscal quarter until such time as we are generating sufficient cash flow to make such payments.  In addition, we have negotiated reduced consulting fees from some of our critical consultants and postponed hiring of any additional technical and administrative personnel.

We have postponed drilling any of our proved and probable well locations during fiscal 2009, except for those that are required to hold our lease acreage, which is comprised of one additional well to begin drilling operations prior to September 29, 2009.

We believe that based upon the above actions we have taken, our short-term liquidity is adequate to fund our operations, provide the required capital expenditures to hold our significant acreage position in tact and make our interest payments to our lender during this fiscal year.

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

Recent Accounting and Reporting Pronouncements

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”).  The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and gas companies.  The amendments are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and technological advances.  Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price;
•	Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and
•	Easing the standard for the inclusion of proved undeveloped reserves (“PUD’s”) and requiring disclosure of information indicating any progress toward the development of PUD’s.

We are currently evaluating the potential impact of adopting the Final Rule.  The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule.  These discussions may delay the required compliance date.  Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.  Voluntary early compliance is not permitted.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5).  Under Issue 07-5, an instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables.  An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. We are currently evaluating the impact that EITF 07-5 will have on our consolidated financial position or results of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008.  The adoption did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is effective beginning January 1, 2009 and requires entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires expanded disclosures and does not change the accounting for derivatives.  We are currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on its financial results.

Off-Balance-Sheet Arrangements.

We currently have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

Item 8.	Financial Statements and Supplementary Data.

The response to this item is included in Item 15 - Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the six-month period covered by this Transition Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Controls over Financial Reporting

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

Our management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls and an overreliance on consultants in the financial reporting process, specifically with regard to the valuation and reporting of our embedded derivative liabilities.. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

These weaknesses stem primarily from the early stage of our business operations and related lack of working capital to hire additional staff during the periods covered by this Transition Report and our last report on Form 10-KSB filed in August 2008. With the completion of the Voyager Acquisition and its operations on September 2, 2008, there is an ever greater risk that a material misstatement of the financial statements could be caused, or at least not detected in a timely manner, due to our limited staff and insufficient segregation of duties.

In light of the foregoing, and as we integrate the assets and business operations succeeded to in the Voyager Acquisition, we intend to implement a number of measures to remediate such ineffectiveness and strengthen our internal controls environment. Planned action includes our retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system and the identification of opportunities to improve the efficacy of our accounting and financial reporting processes. Additional anticipated remedial action will involve organizational and process changes to address the identified deficiencies, including (i) hiring additional personnel to assist with financial reporting and business operations as soon as our finances will allow, (ii) establishing and complying with delegation of authority guidelines to be prepared for approval by the Board of Directors, (iii) modifying analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; (iv) ensuring proper segregation of duty controls throughout the Company, and (v) implementing formal processes requiring periodic self-assessments and independent tests.

Along these lines, on October 1, 2008 we retained a senior officer of operations and, as a result, separated the responsibility of our CFO to pay operational invoices from the review and approval of such invoices, a process now within the purview of the senior operating officer. We have also approached potential candidates to serve as additional members to our Board of Directors, including candidates having accounting backgrounds to form an audit committee.

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

This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Aside from undertaking certain activity in anticipation of implementing remedial steps during the current and subsequent reporting periods, there have been no changes in our internal controls over financial reporting during the fiscal quarter just ended that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth as of May 19, 2009 certain information regarding our directors and executive officers:

Name of Individual	Age	Position with Company
Robert P. Munn	50	President, Chief Executive Officer, Chairman and Director
Carl A. Chase	59	Chief Financial Officer and Secretary
Jim B. Davis	46	Senior Vice President of Operations
Alan D. Gaines	52	Director

The business experience of each director and named executive officer of the Company is set forth below:

Robert P. Munn. Mr. Munn joined the Company on May 22, 2008, as Chief Executive Officer and also serves as a member of our Board, and Chairman. His work experience spans over 27 years' involvement in the United States and International oil and gas arenas, where he has worked for both small and large independent E&P companies in different basins throughout the United States, the Gulf of Mexico and offshore West Africa. Prior to joining us, Mr. Munn served as President, Chief Executive Officer and a director of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.), a publicly traded independent E&P company from September 2007 until his resignation in February 2008. In 2003, he opened the U.S. office for Sterling Energy, PLC and, until September 2007, served as Executive Vice-President and director for Sterling, where he managed the growth of its U.S. operations by successfully adding oil and gas reserves through drilling and acquiring producing properties. Prior to his tenure with Sterling, Mr. Munn served as Vice-President of Exploration for FW Oil. From 1987 through 2001, he served in supervisory and senior technical roles with Amerada Hess working in oil and gas basins located both onshore and offshore the United States. From 1981 to 1987, Mr. Munn worked as an exploration and exploitation geologist for Buckhorn Petroleum and Harper Oil Company in Denver, Colorado. Mr. Munn received a B.A. degree in Geology from the University of Colorado in 1981.

Carl A. Chase. Mr. Chase joined the Company on May 22, 2008, as Chief Financial Officer, Secretary and Treasurer. He has over 33 years' experience with major and independent E&P companies and has held various financial and administrative positions with publicly traded companies. Most recently, he served as Chief Financial Officer and a director of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.), a publicly traded independent E&P company from August 2004 until his resignation in April 2008. From May 2007 until March 2008, he served as a consultant and director of Oncolin Therapeutics, Inc., a publicly-traded bio-technology company involved in developing products to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. From August 2000 to May 2006, Mr. Chase served as both a consultant and senior vice president to Rockport Healthcare Group, Inc., a publicly-traded preferred provider organization (PPO) for work-related injuries and illnesses. From 2003 until 2006, Mr. Chase served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP telephony and network and storage solutions infrastructure. In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code. From August 1999 to May 2000, Mr. Chase was Chief Financial Officer of ClearWorks.net, Inc., an information technology company providing IT consulting and computer hardware and software solutions. From December 1992 to August 1999, Mr. Chase served as Chief Financial Officer of Bannon Energy Incorporated, a privately held, independent E&P company, where his responsibilities included acquisitions, financing and accounting and administration. Mr. Chase has held various financial and administrative positions with various oil and gas companies, including Amoco Production Company and Union Pacific Resources Corporation. Mr. Chase received a Bachelor of Accountancy degree from the University of Oklahoma in 1975.

Jim B. Davis. Mr. Davis joined the Company on October 1, 2008, as Senior Vice-President of Operations. He has over 21 years’ experience with major and independent E&P companies. From September 2007 until joining us, Mr. Davis served as an independent consulting drilling engineer for Apache Australia Ltd., designing wells in the Gippsland and Carnorvoran Basins located offshore Australia, and for El Paso Corp., designing and drilling high pressure/high temperature wells in Duval, Lavaca, Starr and Hidalgo counties of South Texas, as well as supervising two to three drilling rigs. From April 2002 until his resignation in August 2007, Mr. Davis held positions of increasing responsibility as manager, vice president and senior vice president of engineering and operations for Goodrich Petroleum Corp. Mr. Davis was instrumental in growing Goodrich, both through increased reserves and cash flow, during his tenure at Goodrich. From May 2001 until March 2002, Mr. Davis consulted as the senior drilling engineer (and acting drilling manager during the Forest Oil acquisition) for Forcenergy, Inc. and from January 2000 to May 2001 was responsible for Forcenergy’s daily drilling and engineering activities for its Gulf of Mexico projects. From November 1987 until December 1999, Mr. Davis held various production, development and drilling engineering positions with Texaco E&P, Inc. in fields throughout Southeast Louisiana and the Gulf of Mexico. Mr. Davis is a licensed Professional Engineer in the States of Louisiana and Texas and received a Master of Engineering Degree and a Bachelor of Science Degree in Petroleum Engineering in 1987 and 1985, respectively, from Louisiana State University.

Alan D. Gaines. Mr. Gaines served as our Chief Executive Officer from April 2006 to September 2007, as Chairman from April 2006 to May 2008 and a director of the Company since April 2006. He is currently the Chairman of the Board, a position he has held since May 2001, of Dune Energy, Inc., an independent E&P company engaged in the development, exploration and acquisition of oil and gas properties, with operations presently concentrated onshore the Louisiana and Texas Gulf Coasts. From May 2001 to April 17, 2007, Mr. Gaines served as Chief Executive Officer of Dune Energy, Inc. He served from April 2005 until August 2008 as Vice-Chairman and from April 2005 until July 18, 2008 as a director of Baseline Oil & Gas Corp., a public company engaged in the development, exploration and acquisition of oil and gas properties. Mr. Gaines has 25 years’ of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Prior to selling his interest in Gaines, Berland, the firm managed or co-managed, and participated in $4 billion of equity and debt financings during a three year period. He has acted as an advisor to financier Carl Icahn during such corporate takeovers as USX Corporation (Marathon Oil) and Texaco. Mr. Gaines has provided funding and/or advisory services to Parker & Parsley (now -NYSE listed Pioneer Natural Resources), Lomak Petroleum (now NYSE - listed Range Resources), Devon Energy (now NYSE - listed), and Comstock Resources (now NYSE - listed). Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

No Familial Relationships or Legal Proceedings

There are no family relationships among any of our current executive officers or directors.

Except as disclosed above with respect to the September 2006 voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division of eLinear, Inc., at which company Mr. Chase, our current CFO, served as a director, at no time in the last five years has any bankruptcy petition been filed by or against any business of which any of our current executive officers or directors was a general partner or executive officer at the time of such bankruptcy or within two years prior to that time.

None of our current executive officers or directors has, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors).  None of our current executive officers or directors has, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock, or “reporting persons” to file with the SEC reports of their holdings of, and transactions in, our common stock.  Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of these reports furnished to the Company, we believe that all reports required to be filed by reporting persons pursuant to Section 16(a) of the Exchange Act were filed for the six-month transition period and year ended December 31, 2008 on a timely basis, except with respect to the reports on Forms 4 relating to the vesting of previously disclosed restricted stock awards upon the effectiveness of the Charter Amendment on March 24, 2009, for each of Robert P. Munn, Carl A. Chase and Jim B. Davis, our CEO, CFO and Vice-President of Operations,  respectively, which reports were filed on April 15, 2009.

Code of Business Conduct and Ethics

We have not yet adopted a Code of Ethics with respect to our directors or officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions).  Our delay in adopting such a code stems chiefly as a result of us not having been an operating company prior to the Voyager Acquisition, and since then, our on-going efforts to ramp up those business operations acquired in the Voyager Acquisition as well as the related integration of the financial accounting for the Company and Voyager, as our predecessor.

Corporate Governance

The OTC Bulletin Board does not require that we establish or maintain an audit committee.  We do not presently maintain an audit committee.  Rather, management has the primary responsibility for the preparation of financial statements and the reporting process, including the system of internal controls, with the Board of Directors exercising oversight of the Company’s financial reporting process.

The rules of the OTC Bulletin Board, on which automated system our common stock is currently traded, does not require that we establish or maintain a nominations committee.  Currently the Board identifies and selects director nominees for election at our annual meetings or for fulfilling vacancy(ies) on the Board, based upon qualifying criteria established by the Board.  Under such criteria, directors are expected to bring a range of experience, knowledge and judgment and to act with integrity and commitment to our Company, our business plans and long-term stockholder value.  Directors are also expected to have relevant business and industry experience in order to provide a useful perspective on significant risks and competitive issues facing us, and in particular, to demonstrate competence in one or more of the following areas: accounting or finance, markets, business or management experience, oil and gas industry knowledge, end-user experience or perspective, crisis management, or leadership and strategic planning.  Directors will also be expected to become familiar with the qualitative requirements necessary to serve as a director of a corporation engaged in the oil and gas industry.

Item 11.	Executive Compensation.

The following sets forth the annual and long-term compensation received during our fiscal years ended December 31, 2008 and 2007 by (i) our Chief Executive Officer ("CEO"); (ii) our two most highly compensated executive officers, if any, other than the CEO, whose total compensation during the year ended December 31, 2008 exceeded $100,000 and who were serving as executive officers at December 31, 2008; and (iii) the two most highly compensated former officers for whom disclosure would have been provided pursuant to item (ii) above but for the fact that such individuals were not serving as an executive officer at December 31, 2008 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonquali -fied Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert P. Munn, Chief Executive Officer (1)	2008	137,216	--	780,000	738,674	--	--	4,550	(2)	1,660,440
Carl A. Chase, Chief Financial Officer (3)	2008	109,773	--	585,000	554,006	--	--	--		1,248,779
Jim B. Davis, Senior VP of Operations (4)	2008	47,500	--	525,000	365,634	--	--	--		938,134
Steven Barrenechea, Former CEO (5)	2008	62,667	--	--	114,426	--	--	--		177,093
	2007	--	--	--	124,997	--	--	--		124,997
Richard Cohen, Former CFO (6)	2007	72,000	--	--	72,654	--	--	--		144,654
_______________

(A)	See Note 13 to Cross Canyon Energy Corp.’s audited financial statements for the assumptions used in the valuation of the stock and option awards listed above.
(1)	Mr. Munn was employed as our Chief Executive Officer on May 22, 2008.
(2)	Includes $650 monthly car allowance.
(3)	Mr. Chase was employed as our Chief Financial Officer on May 22, 2008.
(4)	Mr. Davis was employed as our Senior Vice President of Operations on October 1, 2008.
(5)	Mr. Barrenechea served as our Chief Executive Officer and a director from September 2007 until his resignation on May 22, 2008, and as an advisor to us until his departure in February 2009.
(6)	Mr. Cohen served as our Chief Financial Officer until his resignation in January 2008.

The following table indicates the total number and value of exercisable stock options and restricted stock awards held by the Named Executive Officers at the end of our fiscal year on December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
Robert P. Munn (1)	--	500,000	--	$0.52	5/20/15	1,500,000	(2)	105,000	--	--
	--	500,000	--	$0.57	5/20/15	--		--	--	--
	--	500,000	--	$0.62	5/20/15	--		--	--	--
Carl A. Chase (3)	--	375,000	--	$0.52	5/20/15	1,125,000	(4)	78,750	--	--
	--	375,000	--	$0.57	5/20/15	--		--	--	--
	--	375,000	--	$0.62	5/20/15	--		--	--	--
Jim B. Davis (5)	--	333,334	--	$0.54	10/1/15	750,000	(6)	52,500	--	--
	--	333,333	--	$0.59	10/1/15	--		--	--	--
	--	333,333	--	$0.65	10/1/15	--		--	--	--
Steven Barrenechea (7)	--	500,000	--	$0.35	12/29/12	--		--	--	--
	--	250,000	--	$0.52	2/17/13	--		--	--	--
Richard Cohen (8)	--	250,000	--	$0.30	5/22/12	--		--	--	--
	--	250,000	--	$0.35	10/26/12	--		--	--	--
_______________

(1)	Mr. Munn was employed as our Chief Executive Officer on May 22, 2008.
(2)
Restricted Stock Awards vest with respect to 1/3rd of the total shares, or 500,000 shares, awarded on each of the effectiveness of the Charter Amendment (March 24, 2009) and the first and second year anniversary of the grant date, or May 22, 2009 and 2010, respectively.

(3)	Mr. Chase was employed as our Chief Financial Officer on May 22, 2008.
(4)
Restricted Stock Awards vest with respect to 1/3rd of the total shares, or 375,000 shares, awarded on each of the effectiveness of the Charter Amendment (March 24, 2009) and the first and second year anniversary of the grant date, or May 22, 2009 and 2010, respectively.

(5)	Mr. Davis was employed as our Senior Vice President of Operations on October 1, 2008.
(6)
Restricted Stock Awards vest with respect to 1/3rd of the total shares, or 250,000 shares, awarded on each of the effectiveness of the Charter Amendment (March 24, 2009) and the first and second year anniversary of the grant date, or October 1, 2009 and 2010, respectively.

(7)	Mr. Barrenechea served as our Chief Executive Officer and a director from September 2007 until his resignation on May 22, 2008.
(8)	Mr. Cohen served as our Chief Financial Officer until his resignation in January 2008.

On May 22, 2008, Steven Barrenechea resigned as our President, Chief Executive Officer and acting Chief Financial Officer and Robert P. Munn and Carl A. Chase were appointed our President and Chief Executive Officer, and Chief Financial Officer, respectively. Mr. Barrenechea continued to serve as an advisor to the Company until his departure in February 2009.

We currently have in place employment agreements with respect to our principal executive officer, principal financial officer and Senior Vice President of Operations, providing for the following:

•
Robert P. Munn to serve as our President and Chief Executive Officer, commencing May 22, 2008, at an initial annual base salary of $225,000, which base salary shall increase to $260,000 at the first anniversary date of his employment, subject to increase upon review of our Board;

•
Carl A. Chase to serve as our Chief Financial Officer, commencing May 22, 2008, at an initial annual base salary of $180,000, which base salary shall increase to $210,000 at the first anniversary date of his employment, subject to increase upon review of our Board; and

•
Jim B. Davis to serve as our Senior Vice President of Operations, commencing October 1, 2008, at an initial annual base salary of $190,000, which base salary shall be subject to increase at the first anniversary date of his employment upon review of our Board.

The initial term of employment under their respective employment agreements is two (2) years, unless earlier terminated by us or the executive officer by reason of death, disability, without cause, for cause, for "good reason," change of control or otherwise.

In addition to their base salaries, Messrs. Munn, Chase and Davis are guaranteed an annual bonus of $45,000, $36,000 and $38,000, respectively, on the first year anniversary and an amount up to 100%, 75% and 75%, respectively, of such officer's then applicable base salary, as determined by our Board or committee thereof, based on such officer's performance and achievement of quantitative and qualitative criteria set by our Board, for such year. Each of Messrs. Munn, Chase and Davis is further eligible under his employment agreement to participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or benefit plans offered or made available to our senior officers.

Messrs. Munn and Chase have both verbally agreed to defer (i) their guaranteed annual bonus due them on their first year anniversary, May 22, 2009; and (ii) their respective base salary increase due them on their first year anniversary, May 22, 2009, until such time as we have sufficient cash flow from operations to provide such payments.

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

We have also agreed to pay Messrs. Munn, Chase and Davis an additional gross-up amount equal to all federal, state or local taxes that may be imposed upon them by reason of the severance payments.

Each of Messrs. Munn, Chase and Davis have agreed that, during the respective term of his employment and for a one-year period after his termination (other than termination by him for good reason or by us without cause or following a change of control), not to engage, directly or indirectly, as an owner, employee, consultant or otherwise, in any business engaged in the exploration, drilling or production of natural gas or oil within any five (5) mile radius from any property that we then have an ownership, leasehold or participation interest. Each officer is further prohibited during the above time period from soliciting or inducing, directly or indirectly, any of our then-current employees or customers, or any customers of ours during the one year preceding the termination of his employment.

Restricted Stock Agreements

Pursuant to the restricted stock agreements, we agreed to grant upon the effectiveness of the Charter Amendment (March 24, 2009) restricted stock awards to each of Messrs. Munn, Chase and Davis, as follows:

•
1,500,000 shares of our common stock to Mr. Munn, which vest equally as to one-third of the shares over a two year period, commencing on the March 24, 2009 effective date of the Charter Amendment in the State of Nevada and each of the first and second year anniversary of the grant date;

•
1,125,000 shares of our common stock to Mr. Chase, which vest equally as to one-third of the shares over a two year period, commencing on the March 24, 2009 effective date of the Charter Amendment in the State of Nevada and each of the first and second year anniversary of the grant date; and

•
750,000 shares of our common stock to Mr. Davis, which vest equally as to one-third of the shares over a two year period, commencing on the March 24, 2009 effective date of the Charter Amendment in the State of Nevada and at each of the first and second year anniversary of the grant date.

The above vesting schedule is subject to the officer being continuously employed by us at the applicable vesting date.

As provided in the restricted stock agreements, we have also agreed to pay Messrs. Munn and Chase an additional gross-up amount equal to all federal, state or local taxes imposed upon him by reason of the restricted stock awards.

Each officer has, with respect to all of the restricted shares (whether then vested or not), all of the rights of a holder of our Common Stock, including the right to vote such shares and to receive dividends as may be declared. Notwithstanding the preceding sentence, the restricted stock shall not be transferable until and unless they have become vested in accordance with the vesting schedule.

Option Agreements

As part of the employment agreement with Mr. Munn, on May 22, 2008, we granted stock options, exercisable for up to 1,500,000 shares of our Common Stock, as follows:

•
option exercisable for up to 500,000 shares, at an exercise price of $0.52 per share (the closing price of our Common Stock, as reported by the OTC Bulletin Board on May 22, 2008), which option vests with respect to these shares on the March 24, 2009 effective date of the Charter Amendment in the State of Nevada;

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

As part of the Employment Agreement with Mr. Chase, on May 22, 2008 we granted stock options, exercisable for up to 1,125,000 shares of our Common Stock, as follows:

•
option to Mr. Chase for up to 375,000 shares, at an exercise price of $0.52 per share (the closing price of our Common Stock, as reported by the OTC Bulletin Board on May 22, 2008), which option vests with respect to these shares upon the March 24, 2009 effective date of the Charter Amendment in the State of Nevada;

•	option to Mr. Chase for up to 375,000 shares, at an exercise price of $0.57 per share, which option vests with respect to these shares on May 22, 2009; and
•	option to Mr. Chase for up to 375,000 shares, at an exercise price of $0.62 per share, which option vests with respect to these shares on May 22, 2010.

As part of the Employment Agreement with Mr. Davis, on October 1, 2008 we granted stock options, exercisable for up to 1,000,000 shares of our common stock, as follows:

•	option to Mr. Davis for up to 333,334 shares, at an exercise price of $0.54 per share, which option vests with respect to these shares upon the March 24, 2009 effective date of the Charter Amendment;
•	option to Mr. Davis for up to 333,333 shares, at an exercise price of $0.59 per share, which option vests with respect to these shares on October 1, 2009; and
•	option to Mr. Davis for up to 333,333 shares, at an exercise price of $0.65 per share, which option vests with respect to these shares on October 1, 2010.

Options vesting on May 22 and October 1, 2009 and May 22 and October 1, 2010 are subject to acceleration in the event we undergo a "change of control" while such executive officer is still employed by us. All options expire on May 22, 2015 and October 1, 2015.

The holders of the options shall have none of the rights and privileges of a stockholder of the Company with respect to any of the underlying shares of Common Stock, in whole or in part, prior to the exercise of the options with respect to such underlying shares.

We granted "piggy-back" registration rights to Messrs. Munn and Chase affording each of them the opportunity to include for sale in any registration statement under the Securities Act (other than in connection with a Form S-8 or any successor form registering any employee benefit plan) we propose to file with respect to our securities any time during the next five (5) years, commencing May 22, 2009.

2004 Non-Statutory Stock Option Plan

Pursuant to the May 14, 2004 Board’s approval and subsequent stockholder approval, the Company adopted our 2004 Non-Statutory Stock Option Plan (the "2004 Plan") whereby we reserved for issuance up to 1,500,000 shares of our Common Stock. On September 19, 2008, our Board terminated the 2004 Plan in favor of the 2008 Plan. At the time of its termination, no options had been granted under the 2004 Plan.

2008 Stock Incentive Plan

On September 19, 2008 our Board authorized the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”), which was subsequently approved by a majority of the votes of shareholders on January 29, 2009.

As of May 19, 2009, no options have been issued under the 2008 Plan other than options and restricted stock award issued to Mr. Davis, our Senior Vice President of Operations, on October 1, 2008.

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, the Company and our subsidiaries, with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company are eligible to participate in the Plan. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.

The 2008 Plan is initially to be administered by our Board until such time as replaced by a compensation committee to be appointed by our Board. Under the 2008 Plan, we may grant any one or a combination of incentive options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock awards, as well as purchased stock, bonus stock and other performance awards (collectively, “Awards”). The Board or committee, as appropriate, shall set the terms and conditions of the Awards. Except for Incentive Options which may only be granted to our employees, Awards under the 2008 Plan may be granted to employees and non-employee directors (as such terms are defined in the 2008 Plan). The aggregate number of shares of common stock that may be issued or transferred to grantees under the 2008 Plan shall not exceed 8,500,000 shares.

The principal terms of the 2008 Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the 2008 Plan, a copy of which was previously filed as Exhibit B to our Definitive Information Statement on Schedule 14C filed with the SEC on March 3, 2009.

Awards under the 2008 Plan include:

•
options qualifying as incentive stock options under the Internal Revenue Code of 1986, as amended (the “Code”) and nonqualified stock options, provided that no option price shall be less than the fair market value of our common stock on the date of grant or, in the case of an award of incentive options to an employee possessing more than 10% of the total combined voting power of the Company, not less than 110% of the fair market value of the common stock on the date of grant;

•
restricted stock (within the meaning of Rule 144 of the Securities Act), typically subject to a vesting schedule during which the grantee must remain in our employ in order to retain the shares under grant;

•
stock appreciation rights (“SARs”), either singly or in combination with an underlying stock option under the 2008 Plan, entitling the recipient to receive, upon exercise, the excess of the fair market value per share on the date of exercise over the grant price, subject to a specified cap amount, and are designed to give the grantee the same economic value that would have been derived from exercise of an option;

•	phantom stock awards granted to a recipient to receive cash or common stock equal to the fair market value of a specified number of shares of common stock at the end of a specified deferral period;
•
bonus stock in consideration of services performed or performance awards, under which payment may be made in shares of our common stock, a combination of shares and cash or cash if the performance of the Company meets certain goals established during an award period; and

•
shares of common stock or performance based Awards on the terms and conditions we determine in our discretion, as well as other rights not an Award otherwise described in the 2008 Plan but is denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock or cash as are deemed by the Board to be consistent with the purposes of the 2008 Plan.

Our Board may amend, suspend or terminate the 2008 Plan at any time, but such amendment, suspension or termination shall not adversely affect any Award then outstanding without the participant’s consent. Any amendment that would be a “material amendment” of the 2008 Plan (as determined by the Committee, in their sole discretion, subject to the rules and regulations of the OTC Bulletin Board, if any, governing the use of such term in the context of an employee benefit plan), as amended, shall be subject to stockholder approval. Likewise, if the Exchange Act requires the Company to obtain stockholder approval, then such approval will be sought.

Director Compensation

Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business. Directors are also eligible to Awards under our 2008 Plan or otherwise, as offered by the Company from time to time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 19, 2009, and (i) each person who, to our knowledge, beneficially owns more than five percent (5%) of the outstanding shares of our Common Stock; (ii) each of our Named Executive Officers; and (iii) all of our current directors and executive officers as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Directors and Executive Officers (3)
Robert P. Munn, Chief Executive Officer and Director	2,000,000 (4)	4.0%
Carl A. Chase, Chief Financial Officer	1,500,000 (5)	3.0%
Jim B. Davis, Senior Vice President of Operations	583,334 (6)	1.2%
Alan D. Gaines, Director	11,151,000 (7)	22.9%
Officers and Directors as a Group (4 persons)	15,234,334 (4) (5) (6) (7)	30.0%

Holders of 5% or Greater
CIT Capital USA Inc. 505 Fifth Avenue, 10th Floor, New York, NY 10017.	24,199,996 (8)	33.2%
Natural Gas Partners VII, LP c/o Natural Gas Partners 125 E. John Carpenter Freeway, Ste. 600 Irving, TX 75062	17,500,000	36.0%
Amiel David 5707 Spanish Oak Drive, Houston, TX 77066	5,000,000 (9)	9.4%
Whalehaven Capital Fund Limited 160 Summit Avenue Montvale, NJ 07645	2,563,636 (10)	5.1%

(1)	At May 19, 2009, a total of 48,649,990 shares of our common stock were issued and outstanding.
(2)
For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the Record Date, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within sixty (60) days from the Record Date have been exercised or converted, as the case may be.

(3)	The address for each of our executive officers and directors is c/o Cross Canyon Energy Corp., 6630 Cypresswood Drive, Suite 200, Spring, Texas 77379.
(4)
Represents (i) option exercisable to purchase 500,000 shares of our common stock at a purchase price of $0.52 per share, which option became exercisable on March 24, 2009, with the filing of the Charter Amendment, (ii) option exercisable to purchase 500,000 shares of our common stock at a purchase price of $0.57 per share, which option becomes exercisable on May 22, 2009, (iii) 500,000 shares of restricted stock awarded May 22, 2008, issuable on March 24, 2009, with the filing of the Charter Amendment, and (iv) 500,000 shares of restricted stock awarded May 22, 2008, that vest on May 22, 2009. Excludes (i) option to purchase 500,000 shares of our common stock at purchase price of $0.62 per share, which option becomes exercisable on May 22, 2010, and (ii) 500,000 shares of restricted stock that vest on May 22, 2010.

(5)
Represents (i) option exercisable to purchase 375,000 shares of our common stock at a purchase price of $0.52 per share, which option became exercisable on March 24, 2009, with the filing of the Charter Amendment, (ii) option exercisable to purchase 375,000 shares of our common stock at a purchase price of $0.57 per share, which option becomes exercisable on May 22, 2009, (iii) 375,000 shares of restricted stock awarded May 22, 2008, issuable on March 24, 2009, with the filing of the Charter Amendment, and (iv) 375,000 shares of restricted stock awarded May 22, 2008, that vest on May 22, 2009. Excludes (i) option to purchase 375,000 shares of our common stock at a purchase price of $0.62 per share, which option becomes exercisable on May 22, 2010, and (ii) 375,000 shares of restricted stock that vest on May 22, 2010.

(6)
Represents (i) option exercisable to purchase 333,334 shares of our common stock at a purchase price of $0.54 per share, which option became exercisable on March 24, 2009 with the filing of the Charter Amendment and (ii) 250,000 shares of restricted stock awarded October 1, 2008, issuable on March 24, 2009, with the filing of the Charter Amendment. Excludes (i) option to purchase 333,333 shares of our common stock at a purchase price of $0.59 per share and option to purchase 333,333 shares of our common stock at a purchase price of $0.65 per share, which options become exercisable on October 1, 2009 and 2010, respectively, and (ii) 250,000 shares of restricted stock that vest on October 1, 2009 and 250,000 shares of restricted stock that vest on October 1, 2010.

(7)
Excludes an aggregate of 3,000,000 shares of common stock held by two sons and a daughter of Mr. Gaines, each of whom is greater than 18 years of age, which shares Mr. Gaines may be deemed a beneficial owner thereof because of such relationship. Mr. Gaines expressly disclaims beneficial ownership of these securities, and this report shall not be deemed to be an admission that he is the beneficial owner of these securities for purposes of Sections 13(d) or 16 or for any other purpose.

(8)
Represents up to 24,199,996 shares of our common stock underlying a warrant granted by us in connection with the CIT Credit Facility, which warrant became exercisable on March 24, 2009, upon the filing of the Charter Amendment at an exercise price of $0.35 per share, subject to adjustments and full-ratchet protection under certain circumstances.

(9)
Includes (i) warrant currently exercisable at $0.35 per share for an aggregate of 1,500,000 shares of our common stock and (ii) warrant currently exercisable at $0.53 per share for 3,300,00 shares of our common stock.

(10)
Includes warrant exercisable to purchase up to 1,200,000 shares of our common stock at a warrant purchase price of $0.33 per share subject to adjustments and full-ratchet protection under certain circumstances.

Item 13.                                Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Transactions.

Except as set forth below, since January 1, 2007, there have been no transactions, or currently proposed transactions, of an amount exceeding or to exceed $120,000,or one percent (1%) of the average of the Company’s total assets at year end, to which we were or are to be a party, in which any of our executive officers, directors or other Related Party (as defined below) had or is to have a direct or indirect material interest.

As previously disclosed in our Current Report filed with the SEC on May 23, 2008, on May 22, 2008 we entered into a Stock Purchase and Sale Agreement with Voyager Gas Holdings, LP to purchase all of the capital stock held by it in Voyager. As part of that transaction, on September 2, 2008, we paid $35 million in cash and issued 10,000 shares of our then outstanding Series D Preferred, having an agreed upon value of $7 million, to Natural Gas Partners VII, LP, as the designee of the seller. On March 24, 2009, shares of Series D Preferred automatically converted into 17,500,000 shares of our Common Stock, making Natural Gas Partners VII, LP one of our principal stockholders, with approximately 38.7% of our shares of common stock then.

As previously disclosed in our Current Report filed with the SEC on September 9, 2008, on September 2, 2008 we entered into the Credit Facility with CIT Capital, as lender and administrative agent for the lenders from time to time who are party to the credit agreement of even date therewith. As part of our entry into the Credit Facility, we paid CIT Capital fees in the amount of $510,000 and granted a warrant, currently exercisable to purchase up to 24,199,996 shares of our common stock at an initial exercise price of $0.35 per share, subject to adjustment. Giving effect to the exercise of such warrants, CIT Capital would hold 34.8% of our shares of common stock outstanding on May 19, 2009.

As previously disclosed in our Current Report filed with the SEC on August 21, 2008, on August 20, 2008 we issued 500 shares of our newly designated Series C Preferred (defined below) to Alan D. Gaines, on that date our largest stockholder and a director of the Company, in exchange for the cancellation of a promissory note made by us in favor of Mr. Gaines, in the principal amount of $50,000. In addition to these shares of Series C Preferred, on August 20, 2008 we also issued an additional 500 shares of Series C Preferred to Mr. Gaines for cash consideration of $50,000. The Series C Preferred are automatically redeemable by the Company at the rate of $100 for every one (1) share of Series C Preferred being redeemed upon the closing of a debt or equity financing whereby we realize gross proceeds in excess of $5,000,000.  Our lender in the Credit Facility did not permit us to redeem the Series C Preferred upon funding, with the understanding that, based upon the success of our workover program and increased production resulting from the Voyager Acquisition, the lender would permit a subsequent distribution to Mr. Gaines for his Series C Preferred. Shares of preferred stock, $.001 par value, designated out of our authorized “blank check preferred stock” by our Board as “Series C Preferred Stock” (the “Series C Preferred”), have the rights, preferences, powers, restrictions and obligations set forth in the Certificate of Designation filed with the Secretary of State of the State of Nevada on August 20, 2008, including the automatic redemption rights referenced above.  However, holders of the Series C Preferred are not entitled to any dividends, preemption, voting, conversion or other rights as a stockholder of the Company.

For purposes hereof, “Related Party” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of the Company’s voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

The foregoing transactions, by which the person became a Related Party in all but the transaction involving Mr. Gaines, were the product of arms-length negotiations resulting in terms we believe to have been no less favorable than could have been obtained from non-affiliated parties.

Director Independence.

None of our current directors are considered to be independent, as one director is also an executive officer or employee of the Company and the other director is a greater than 10% shareholder of the Company.

The above determination as to “independent” directors is based upon the corporate governance rules of the NYSE Amex, a national securities exchange that requires a majority of the board of directors to be independent.  Such corporate governance rules provide, however, that our status as a “smaller reporting company” only requires that we maintain a board of directors comprised of at least 50% independent directors and an audit committee of at least two members, comprised solely of independent directors.

The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards.

Item 14.	Principal Accountant Fees and Services.

For the two years ended December 31, 2008 (including the six-month transition period then ended) and December 31, 2007, the aggregate fees billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

	Years Ended December 31,
	2008		2007
Audit fees		$84,070	$
Audit-related fees		$25,000	$
Tax fees	$	[____]	$
All other fees		$15,850	$

As of December 31, 2008, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The response to this item is submitted in the “F” pages incorporated into this Transition Report.

(a)(3) Exhibits

Exhibit Nos.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 26, 2006, among the Company, Energy Venture and EVI Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report, filed June 2, 2006).

3.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed December 8, 2004).
3.1.1	Certificate of Amendment of Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1.1 to the Company's Form 8-K report, filed March 27, 2009).
3.2	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of Company's Registration Statement on Form SB-2, filed December 8, 2004).
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
4.5
Certificate of Designation, dated August 27, 2008, with respect to Series D Preferred Stock (incorporated herein by reference to Exhibit 99.12 to the Company’s Form 8-K report, filed September 9, 2008).

4.6
Certificate of Designation, dated August 29, 2008, with respect to Series E Preferred Stock (incorporated herein by reference to Exhibit 99.13 to the Company’s Form 8-K report, filed September 9, 2008).

10.1	2008 Stock Incentive Option Plan of the Company (incorporated herein by reference to Exhibit B to the Company's Definitive Information Statement on Schedule 14C, filed March 3, 2009).
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

Item 15.	Exhibits and Financial Statement Schedules. (continued)

Exhibit Nos.	Description of Exhibit
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

10.5.1
First Amendment to Purchase and Sale Agreement, dated August 15, 2008, among the Company, Voyager Gas Holdings, L.P. and Voyager Gas Corporation (incorporated herein by reference to Exhibit 99.16 to the Company’s Form 8-K report, filed September 9, 2008).

10.5.2
Second Amendment to Purchase and Sale Agreement, dated September 2, 2008, among the Company, Voyager Gas Holdings, L.P. and Voyager Gas Corporation (incorporated herein by reference to Exhibit 99.17 to the Company’s Form 8-K report, filed September 9, 2008).

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

10.15	Employment Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.11 to the Company’s Form 8-K report, filed May 23, 2008).

Item 15.	Exhibits and Financial Statement Schedules. (continued)

Exhibit Nos.	Description of Exhibit
10.16	Employment Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.12 to the Company’s Form 8-K report, filed May 23, 2008).
10.17	Restricted Stock Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.13 to the Company’s Form 8-K report, filed May 23, 2008).
10.18	Restricted Stock Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.14 to the Company’s Form 8-K report, filed May 23, 2008).
10.19	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.15 to the Company’s Form 8-K report, filed May 23, 2008).
10.20	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.16 to the Company’s Form 8-K report, filed May 23, 2008).
10.21	Stock Option Agreement, dated May 22, 2008, between the Company and Robert P. Munn (incorporated herein by reference to Exhibit 99.17 to the Company’s Form 8-K report, filed May 23, 2008).
10.22	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.18 to the Company’s Form 8-K report, filed May 23, 2008).
10.23	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.19 to the Company’s Form 8-K report, filed May 23, 2008).
10.24	Stock Option Agreement, dated May 22, 2008, between the Company and Carl A. Chase (incorporated herein by reference to Exhibit 99.20 to the Company’s Form 8-K report, filed May 23, 2008).
10.25
Credit Agreement, dated as of September 2, 2008, among the Company, as borrower, CIT Capital USA Inc., as administrative agent, and the lenders party thereto (the “Revolving Loan”) (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed September 9, 2008).

10.26
Second Lien Term Loan Agreement, dated as of September 2, 2008, among the Company, as borrower, CIT Capital USA, Inc., as administrative agent, and the lenders party thereto (the “Term Loan”) (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed September 9, 2008).

10.27
Form of $50.0 million Note, issued under the Revolving Loan  on September 2, 2008 to CIT Capital USA Inc., as lender (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K report, filed September 9, 2008).

10.28
Form of $22.0 million Note, issued under the Term Loan  on September 2, 2008 to CIT Capital USA Inc., as lender (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K report, filed September 9, 2008).

10.29
Intercreditor Agreement, dated as of September 2, 2008, among the Company, as borrower, its subsidiaries, CIT Capital USA, Inc., as first lien and second lien administrative agents (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K report, filed September 9, 2008).

10.30
Guaranty and Collateral Agreement, dated as of September 2, 2008, made by the Company and guarantors named therein for the benefit of CIT Capital USA, Inc., as administrative agent (incorporated herein by reference to Exhibit 99.7 to the Company’s Form 8-K report, filed September 9, 2008).

Item 15.	Exhibits and Financial Statement Schedules. (continued)

Exhibit Nos.	Description of Exhibit
10.31
Second Lien Guaranty and Collateral Agreement, dated as of September 2, 2008, made by the Company and guarantors named therein for the benefit of CIT Capital USA, Inc., as administrative agent (incorporated herein by reference to Exhibit 99.8 to the Company’s Form 8-K report, filed September 9, 2008).

10.32	Form of $557,500 Note, issued September 2, 2008 to Global Hunter Securities, LLC (incorporated herein by reference to Exhibit 99.9 to the Company’s Form 8-K report, filed September 9, 2008).
10.33
Registration Rights Agreement, dated September 2, 2008, among the Company, Voyager Gas Holdings, L.P. and CIT Capital USA, Inc. (incorporated herein by reference to Exhibit 99.14 to the Company’s Form 8-K report, filed September 9, 2008).

10.34	Warrant, dated September 2, 2008, from the Company to CIT Capital USA, Inc. (incorporated herein by reference to Exhibit 99.10 to the Company’s Form 8-K report, filed September 9, 2008).
10.35	Warrant, dated September 2, 2008, from the Company to Global Hunter Securities, LLC (incorporated herein by reference to Exhibit 99.11 to the Company’s Form 8-K report, filed September 9, 2008).
10.36	Employment Agreement, dated October 1, 2008, between the Company and Jim B. Davis (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K report, filed October 6, 2008).
10.37	Restricted Stock Agreement, dated October 1, 2008, between the Company and Jim B. Davis (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed October 6, 2008).
10.38	Stock Option Agreement, dated October 1, 2008, between the Company and Jim B. Davis (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K report, filed October 6, 2008).
10.39	Stock Option Agreement, dated October 1, 2008, between the Company and Jim B. Davis (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K report, filed October 6, 2008).
10.40	Stock Option Agreement, dated October 1, 2008, between the Company and Iim B. Davis (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K report, filed October 6, 2008).
23.1 **	Consent of Ralph E. Davis Associates, Inc., independent petroleum engineer.
31.1 **	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2 **	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
99.1 **	Independent Petroleum Engineer Report.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS CANYON ENERGY CORP.

By: /s/ Robert P. Munn
Robert P. Munn Chief Executive Officer
May 20, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert P. Munn	May 20, 2009
Robert P. Munn
Chief Executive Officer and Director
Principal Executive Officer

By: /s/ Carl A. Chase	May 20, 2009
Carl A. Chase
Chief Financial Officer and Principal Financial and Accounting Officer

By: /s/ Alan D. Gaines	May 20, 2009
Alan D. Gaines
Director

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets at December 31, 2008 (successor entity) and December 31, 2007 (predecessor entity)	F-5

Consolidated Statements of Operations for the Period from September 2, 2008 through December 31, 2008 (successor entity)
    and the Period January 1 to September 1, 2008 and the Year Ended December 31, 2007 (predecessor entity)
F-6

Consolidated Statements of Cash Flows for Period from September 2, 2008 through December 31, 2008 (successor entity)
    and the Period January 1 to September 1, 2008 and the Year Ended December 31, 2007 (predecessor entity)
F-7

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period September 1 to December 31, 2008 (successor entity)
    and the Period December 31, 2006 to September 1, 2008 (predecessor entity)
F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cross Canyon Energy Corp.
Spring, Texas

We have audited the accompanying consolidated balance sheet of Cross Canyon Energy Corp. (the "Successor Company") as of December 31, 2008, the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the period from September 2, 2008 through December 31, 2008. We have also audited the consolidated statements of operations and changes in stockholders’ equity for the period from July 1, 2008 through September 1, 2008 (the “Transition Period”) reported in Note 2. These consolidated financial statements are the responsibility of the Successor Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Successor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Successor Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Successor Company was notified by their lender that the borrowing base on their credit agreement dated September 2, 2008 was reduced to $1,000,000, which created a borrowing base deficit of $10,500,000.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Voyager Gas Corporation
Spring, Texas

We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders’ equity of Voyager Gas Corporation (the "Predecessor Company") for the period from January 1, 2008 through September 1, 2008. These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Predecessor Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May 20, 2009

MONTGOMERY COSCIA GREILICH LLP

Certified Public Accountants
2701 Dallas Parkway, Suite 300
Plano, Texas 75093
972.378.0400 p
972.378.0416 f

Thomas A. Montgomery, CPA
Matthew R. Coscia, CPA
Paul E. Greilich, CPA
Jeanette A. Musacchio
James M. Lyngholm
Chris C. Johnson, CPA

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Voyager Gas Corporation

We have audited the accompanying balance sheet of Voyager Gas Corporation (the “Predecessor Company”) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Predecessor Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Gas Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 4 to the financial statements, errors were discovered in financial statements as of and for the year ended December 31, 2007 with regard to an overstatement of depletion expense of $3,076,032, understatement of an asset retirement obligation of $765,658 and understatement of income tax expense of $1,079,199.

/s/ Montgomery Coscia Greilich LLP

Montgomery Coscia Greilich LLP
Plano, Texas

May 8, 2008 except for Note 4, which is dated May 20, 2009

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
CONSOLIDATED BALANCE SHEETS
	Successor Entity	Predecessor Entity
	December 31,	December 31,
	2008	2007
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$1,323,077	$--
Accounts receivable	616,754	1,791,519
Current portion of derivative asset	1,356,279	205,639
Prepaid expenses and other current assets	11,564	7,933
Total current assets	3,307,674	2,005,091

Oil and gas properties, using successful efforts method:
Proved properties	40,280,739	35,178,337
Unproved properties	11,989,150	13,299,340
Less accumulated depletion and depreciation	(991,003)	(5,859,997)
Net oil and gas properties	51,278,886	42,617,680
Other property and equipment, net	40,950	22,457
Deferred financing costs, net	1,728,411	--
Derivative asset	812,784	--
Other assets	--	16,728
TOTAL ASSETS	$57,168,705	$44,661,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$576,619	$251,633
Bank overdraft	--	316,239
Deferred taxes, current	416,212	--
Accrued liabilities	522,000	1,266,178
Convertible debt	25,000	--
Credit facility - revolving loan	11,500,000	--
Credit facility - term loan, net of amortized discounts of $9,572,412	12,427,588	--
Series C Preferred stock, $0.001 par value, 1,000 shares authorized and outstanding at December 31, 2008, with mandatory redemption	100,000	--
Derivative liabilities	554,181	--
Income taxes currently payable	508,991	86,007
Total current liabilities	26,630,591	1,920,057

Credit facility – revolving loan	--	15,116,287
Asset retirement obligation	878,621	765,658
Deferred income taxes	9,855,816	6,640,811
Total liabilities	37,365,028	24,442,813
Commitments and contingencies – Note 16	--	--
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 842,505 undesignated authorized at December 31, 2008
Series A Preferred stock, $0.001 par value, 99,395 shares authorized and outstanding	99	--
Series B Preferred stock, $0.001 par value, 37,100 shares authorized and outstanding	37	--
Series D Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	10	--
Series E Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	10	--
Common stock, $0.001 par value, 149,000,000 shares authorized, 25,264,260 outstanding at December 31, 2008 (successor)	25,264	--
Common stock, $0.01 par value, 10 shares authorized, issued and outstanding at December 31, 2007 (predecessor)	--	--
Additional paid-in capital	14,782,392	7,140,000
Retained earnings	4,995,865	13,079,143
Total stockholders’ equity	19,803,677	20,219,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,168,705	$44,661,956

See notes to consolidated financial statements.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity	Predecessor Entity
	Period September 2 to December 31,	Period January 1 to September 1,	Year Ended December 31,
	2008	2008	2007
			(Restated)
Oil and natural gas revenue	$2,347,653	$10,356,134	$11,348,577

Operating costs and expenses:
Lease operating expenses	552,818	2,076,630	2,464,653
Production taxes	168,300	636,114	836,349
Exploration expense	20,652	--	9,399
Accretion of asset retirement obligation	20,088	41,086	--
Depletion, depreciation and amortization	992,735	1,712,258	1,758,320
General and administrative expense	1,379,885	650,671	970,701
Total operating costs and expenses	3,134,478	5,116,759	6,039,422

Income (loss) from operations	(786,825)	5,239,375	5,309,155

Other income (expense):
Interest expense, net	(2,022,054)	(508,966)	(979,832)
Risk management	2,587,097	(383,348)	(609,225)
Loss on extinguishment of debt	(547,045)	--	--
Gain on sale of oil and gas properties	--	--	12,702,811
Change in fair value of derivatives	18,235,468	--	--
Total other income (expense)	18,253,466	(892,314)	11,113,754
Income before income taxes	17,466,641	4,347,061	16,422,909
Income tax provision (benefit)	(163,429)	740,623	5,843,533
Net income	$17,630,070	$3,606,438	$10,579,376

Net income per share:
Basic	$0.71	$360,644	$1,057,938
Diluted	$0.70	$360,644	$1,057,938

Weighted average number of common shares outstanding:
Basic	24,826,430	10	10
Diluted	25,176,430	10	10

See notes to consolidated financial statements.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Successor Entity	Predecessor Entity
	Period September 2 to December 31,	Period January 1 to September 1,	Year Ended December 31,
	2008	2008	2007
Cash flows from operating activities:			(Restated)
Net income	$17,630,070	$3,606,438	$10,579,376
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	992,735	1,712,258	1,758,320
Accretion of asset retirement obligation	20,088	41,086	--
Deferred income taxes	(601,998)	(415,359)	5,759,858
Share based compensation	719,588	--	--
Amortization of deferred financing costs	230,356	--	--
Amortization of debt discounts	1,032,163	--	--
Gain on the sale of oil and gas properties	--	--	(12,702,811)
Change in fair value of energy swap derivatives	(2,169,063)	208,296	1,239,764
Change in fair value of derivatives	(18,235,468)	--	--
Loss on extinguishment of debt	547,045	--	--
Changes in assets and liabilities:
Accounts receivable	(577,344)	346,407	19,800
Prepaid and other current assets	16,228	(9,511)	(1,600)
Other long-term assets	--	13,107	986
Accounts payable	(195,636)	(251,633)	327,730
Accounts payable - related parties	(57,663)	--	--
Accrued liabilities and income taxes payable	417,522	739,014	86,007
Net cash provided by (used in) operating activities	(231,377)	5,990,103	7,067,430
Cash flows from investing activities:
Proceeds from sale of oil and gas properties	--	--	29,029,038
Oil and natural gas property additions	(451,440)	(318,053)	(7,195,160)
Cash assumed in acquisition	1,864,446	--	--
Purchase of other property and equipment	(35,128)	--	--
Net cash provided by (used in) investing activities	1,377,878	(318,053)	21,833,878
Cash flows from financing activities:
Repayment of convertible debenture	(450,000)	--	--
Proceeds from credit facility	3,027,855	4,731,574	--
Repayment of credit facility	(1,000,000)	(8,608,668)	(29,849,302)
Payment of note issued for debt issuance costs	(300,000)	--	--
Bank overdraft	--	--	316,239
Debt issuance costs	(1,108,005)	--	--
Net cash provided by (used in) financing activities	169,850	(3,877,094)	(29,533,063)
Net increase (decrease) in cash	1,316,351	1,794,956	(631,755)
Cash at beginning of period	6,726	--	631,755
Cash at end of period	$1,323,077	$1,794,956	$--
Supplemental information:
Cash paid for interest	$597,141	$507,268	$1,255,923
Cash paid for income taxes	$74,408	$--	$--

See notes to consolidated financial statements.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Successor Entity	Predecessor Entity
	Period September 2 to December 31,	Period January 1 to September 1,	Year Ended December 31,
	2008	2008	2007
			(Restated)
Non-cash investing and financing activities:
Preferred shares issued for acquisition of oil and gas properties	$9,100,000	$--	$--
Debt used to acquire oil and gas properties	31,472,145
Current assets acquired with acquisition	43,032	--	--
Current liabilities assumed with acquisition	597,926	--	--
Deferred taxes in purchase allocation	10,874,026	--	--
Preferred shares issued in payment of convertible debenture	450,000	--	--
Note issued for debt issuance costs	557,500	--	--
Removal of derivative liability due to repayment of debt	1,099,287	--	--
Debt discount due to imputed interest	16,977	--	--
Debt discount due to warrants issued with debt	9,952,336	--	--
Debt discount due to assignment of overriding royalty interest	206,000	--	--
Asset retirement obligation assumed	765,658	--	765,658
Upward revision of asset retirement obligation	92,875
Earnest money deposit on sale of oil and gas properties	--	803,873	--
Debt issuance costs accrued	31,749	--	--

See notes to consolidated financial statements.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

													Total
	Preferred Stock										Additional	Retained	Stockholders’
	Series A		Series B		Series D		Series E		Common Stock		Paid-In	Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Predecessor Entity

Balances, December 31, 2006	--	$--		$--		$--		$--	10	$--	$7,140,000	$2,499,767	$9,639,767
Net income	--	--	--	--	--	--	--	--	--	--	--	10,579,376	10,579,376
Balances, December 31, 2007 (Restated)	--	--	--	--	--	--	--	--	10	--	7,140,000	13,079,143	20,219,143
Net income	--	--	--	--	--	--	--	--	--	--	--	3,606,438	3,606,438
Balances, September 1, 2008	--	$--		$--		$--		$--	10	$--	$7,140,000	$16,685,581	$23,825,581

Successor Entity

Balances, September 2, 2008	99,395	$99	37,100	$37	--	$--	--	$--	24,598,924	$24,598	$2,609,658	$(12,634,205)	$(9,999,813)
Preferred stock issued for acquisition	--	--	--	--	10,000	10	--	--	--	--	9,099,990	--	9,100,000
Preferred stock issued for payment of debenture	--	--	--	--	--	--	10,000	10	--	--	1,254,535	--	1,254,545
Stock based compensation	--	--	--	--	--	--	--	--	665,336	666	718,922	--	719,588
Removal of derivative liability due to debt being repaid	--	--	--	--	--	--	--	--	--	--	1,099,287	--	1,099,287
Net income	--	--	--	--	--	--	--	--	--	--	--	17,630,070	17,630,070
Balances, December 31, 2008	99,395	$99	37,100	$37	10,000	$10	10,000	$10	25,264,260	$25,264	$14,782,392	$4,995,865	$19,803,677

See notes to consolidated financial statements.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                       ORGANIZATION AND BASIS OF PRESENTATION

Cross Canyon Energy Corp. (the “Company” or “Cross Canyon” or “Successor Entity), is incorporated under the laws of the State of Nevada, with its primary business focus to engage in the acquisition, exploitation and development of properties for the production of crude oil and natural gas.  Effective March 24, 2009, ABC Funding, Inc. filed an amendment to its Articles of Incorporation with the State of Nevada and changed its name from ABC Funding, Inc. to Cross Canyon Energy Corp.  The Company’s stock is traded on the OTC Bulletin Board (“OTCBB”) under the ticker symbol “CCYE.”  Prior to May 5, 2009, the Company traded under the symbol “AFDG.”

The Company intends to explore for oil and gas reserves through the drill bit and acquire established oil and gas properties as demonstrated by its recent acquisition of Voyager Gas Corporation.  Cross Canyon intends then to exploit such properties through the application of conventional and specialized technology to increase production, ultimate recoveries, or both, and participate in joint venture drilling programs with repeatable low risk results.

On September 2, 2008, the Company consummated the acquisition of Voyager Gas Corporation (“Voyager” or “Predecessor Entity”), a Delaware corporation, (the “Voyager Acquisition”), whereby it purchased all of the outstanding capital stock of Voyager Gas Corporation, the owner of interests in oil and gas lease blocks located in Duval County, Texas, including working and other interests in oil and gas leases, producing wells, and properties, together with rights under related operating, marketing, and service contracts and agreements, seismic exploration licenses and rights, and personal property, equipment and facilities.  Upon the completion of the Voyager Acquisition, Voyager Gas Corporation became a wholly-owned subsidiary of Cross Canyon (See Note. 3) and the Successor Entity no longer qualified as a development stage enterprise as defined under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Voyager Gas Corporation (“Voyager”) was formed in May 2004 as a Delaware corporation.  Voyager is engaged in the acquisition, development, production and sale of oil and natural gas.  Voyager sells its oil and natural gas production primarily to domestic pipelines and refineries.

As of December 31, 2008, the Company had two subsidiaries, CCEC Operating Company (formerly Energy Venture, Inc.), and Voyager Gas Corporation.  The Company has begun using CCEC Operating Company as an operating company to perform the operations of its oil and gas business.

The consolidated financial statements herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include the accounts of Cross Canyon Energy Corp. and its wholly-owned subsidiaries.  All inter-company transactions are eliminated upon consolidation.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.                      GOING CONCERN UNCERTAINTY

As discussed in Note 8, the Company had $11.5 million outstanding under the CIT Revolving Loan agreement.  The borrowing capacity under this credit agreement is determined by a borrowing base calculation, which is reviewed and re-determined semi-annually.  On May 5, 2009, the Company was notified that the borrowing base was reduced from $11.5 million to $1.0 million, which created a borrowing base deficit of $10.5 million.  Under the terms of the credit facility, any borrowing base deficit must be repaid within sixty days of notification.  The borrowing base deficit notification resulted in the issuance of a going concern audit opinion, which will cause the Company to breach a covenant under the Revolvong Loan and Term Loan agreements.  Consequently, the balance under the CIT Revolving Loan and the Term Loan agreements are reported as current liabilities in the accompanying financial statements.

The Company is negotiating an extension on the sixty-day cure period so that it can negotiate a forbearance agreement or a readjustment to the borrowing base, and a schedule for repaying any remaining borrowing base deficit.  There can be no assurance that negotiations with the lenders will be successful in this regard.

In addition, the Company requires substantial capital expenditures to maintain and/or grow production and reserves.  As a result of the sharp decline in the stock price, down to $0.07 at December 31, 2008; negative working capital; and a going concern audit opinion, the Company may find it more difficult to obtain equity financing, on acceptable terms, to address its liquidity needs.

As a result of the above conditions, there is substantial doubt as to the Company's ability to continue as a going concern.  Should the Company be unsuccessful in obtaining an acceptable forbearance agreement with its senior lender, it will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of its assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company.  Until the possible completion of the financial and strategic alternatives process, the Company's future remains uncertain and there can be no assurance that its efforts in this regard will be successful.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies that the Company will continue to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and these consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 3.                      CHANGE IN FISCAL YEAR END

On February 13, 2008, the Company’s board of directors approved a change in fiscal year-end from June 30th to December 31st.

The following statement of stockholders’ deficit, for the Successor Entity, is provided for the Transition Period from July 1, 2008 through September 1, 2008 (the date immediately preceding the Voyager Acquisition):

													Total
	Preferred Stock										Additional	Retained	Stockholders’
	Series A		Series B		Series D		Series E		Common Stock		Paid-In	Earnings	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, June 30, 2008	99,395	$99	37,100	$37	--	$--	--	$--	24,378,376	$24,378	$2,384,556	$(11,388,330)	$(8,979,260)
Stock based compensation	--	--	--	--	--	--	--	--	220,548	220	225,102	--	225,322
Net loss	--	--	--	--	--	--	--	--	--	--	--	(1,245,875)	(1,245,875)
Balance, September 1, 2008	99,395	$99	37,100	$37	--	$--	--	$--	24,598,924	$24,598	$2,609,658	$(12,634,205)	$(9,999,813)

The following statement of operations, for the Successor Entity, is provided for the Transition Period from July 1, 2008 through September 1, 2008 (the date immediately preceding the Voyager Acquisition):

Period July 1, 2008 to September 1, 2008

Oil and natural gas revenue	$--

Operating costs and expenses:
Depreciation and amortization	328
General and administrative expense	441,042
Total operating costs and expenses	441,370
Loss from operations	(441,370)

Other expense:
Interest expense	(445,288)
Change in fair value of derivatives	(359,217)
Total other expense	(804,505)
Loss before income taxes	(1,245,875)
Income taxes	--
Net loss	$(1,245,875)

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	RESTATEMENT OF PREVIOUSLY ISSUED AUDIT REPORT – PREDECESSOR ENTITY

In connection with the audit of the Predecessor Entity for the period January 1, 2008 through September 1, 2008, an error was identified in that the Predecessor Entity did not record an asset retirement obligation for the year ended December 31, 2007 in accordance with SFAS No. 143 and an error occurred in computing depletion of the Predecessor Entity’s oil and gas properties for the year ended December 31, 2007.  The effects of the restatement on reported amounts for the year ended December 31, 2007 are presented in the following tables:

	December 31, 2007
	As Reported	Adjustments	As Restated
ASSETS
Oil and gas properties:
Proved properties	$34,412,679	$765,658	$35,178,337
Unproved properties	13,299,340	--	13,299,340
Less accumulated depletion and depreciation	(8,936,029)	3,076,032	(5,859,997)
Net oil and gas properties	38,775,990	3,841,690	42,617,680
Total assets	$40,820,266	$3,841,690	$44,661,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes currently payable	$771,352	(685,345)	$86,007
Asset retirement obligation	--	765,658	765,658
Deferred income taxes	4,876,267	1,764,544	6,640,811
Total liabilities	22,597,956	1,844,857	24,442,813
Stockholders’ equity:
Retained earnings	11,082,310	1,996,833	13,079,143
Total stockholders’ equity	18,222,310	1,996,833	20,219,143
Total liabilities and stockholders’ equity	$40,820,266	$3,841,690	$44,661,956

	Year Ended December 31, 2007
Operating costs and expenses:
Lease operating expenses	$2,464,653		$2,464,653
Production taxes	836,349		836,349
Exploration expense	9,399		9,399
Depletion, depreciation and amortization	4,834,352	(3,076,032)	1,758,320
General and administrative expense	970,701		970,701
Total operating costs and expenses	9,115,454	(3,076,032)	6,039,422
Income tax expense	(4,764,334)	(1,079,199)	(5,843,533)
Net income	$8,582,543	$1,996,833	$10,579,376

NOTE 5.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and gas properties

With the acquisition of Voyager, Cross Canyon elected to use the successful efforts method of accounting for its investment in oil and gas properties.  The successful efforts method is the preferable method of accounting for oil and gas properties.  Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized as oil and gas properties.  The Company believes that, in light of the Voyager Acquisition and its increased level of development and exploration activities, the successful efforts method of accounting provides a better matching of expenses to the period in which oil and gas production is realized.

Property acquisition costs.  Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption “Oil and gas properties.”  Leasehold impairment is recognized based on exploratory experience and management’s judgment.  Upon achievement of all conditions necessary for the classification of reserves as proved, the associated leasehold costs are reclassified from unproved properties to proved properties.

Exploratory costs.  Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.  Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found.  If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes.  If exploratory wells encounter potentially economic quantities of oil and natural gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Development costs.  Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

Depletion and amortization.  Costs of drilling and equipping successful exploratory wells, development wells, costs to construct or acquire facilities and associated asset retirement costs are depreciated using the unit-of-production method based on total estimated proved developed oil and natural gas reserves.  Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved leaseholds are depleted using the unit-of-production method based on total estimated proved developed and undeveloped reserves.  Mineral properties are depleted using the unit-of-production method.

Depletion and depreciation expense for the Successor Entity amounted to $990,675 and $2,060 for the period September 2, 2008 through December 31, 2008, respectively; and $1,704,746 and $7,512, respectively, for the Predecessor Entity for the period from January 1, 2008 through September 1, 2008; and $1,750,808 and $7,512 for the year ended December 31, 2007.  The depletion rate per equivalent Mcf produced for the period from September 2, 2008 through December 31, 2008, was approximately $3.79 per Mcfe.  The depletion rate per equivalent Mcf produced for the period from January 1, 2008 through September 1, 2008 and for the year ended December 31, 2007 was approximately $2.19 per Mcfe and $1.30 per Mcfe, respectively.

Capitalized interest.  Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

Impairment.  The Company tests for impairment of its properties based on estimates of proved reserves.  Proved oil and natural gas properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of the carrying amounts.  This analysis is based on proved reserves.  An asset would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount by which the carrying value exceeds its fair value.

Impairment analysis is performed on an ongoing basis.  In addition to using estimates of oil and natural gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and natural gas prices and costs, considering all available evidence at the date of review.  The impairment evaluation triggers include a significant long-term decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current negative operating losses.  Although the Company evaluates future oil and natural gas prices as part of the impairment analysis, it does not view short-term decreases in prices, even if significant, as impairment triggering events.

Based upon the Company’s impairment analysis at December 31, 2008, the Company did not incur an impairment charge for its proved oil and natural gas properties as the future undiscounted cash flows, based upon year-end strip prices adjusted for the Company’s energy swap hedges, exceeded its oil and natural gas properties’ carrying amount.  Additionally, Voyager performed an impairment analysis of its proved oil and natural gas properties at December 31, 2007 and there was no impairment loss recognized.

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved or their values become impaired.  The Company assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred.  Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to expense.  There was no impairment of unproved properties during the year ended December 31, 2008.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset retirement obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred.  This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset or assets.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Concentrations of credit risk and allowance

All of the Company’s receivables are due from oil and natural gas purchasers and the counter-party to its oil and natural gas hedges.  The Company sold 99% of its oil and natural gas production to two customers during the period from September 2, 2008 through December 31, 2008.  The Company has not experienced any credit losses on receivables.  As such, the Company does not maintain an allowance for doubtful accounts on its trade receivables but will monitor the creditworthiness of its oil and natural gas purchasers and its counter-party to its oil and natural gas hedges.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in 2008.  At December 31, 2008, the Company had approximately $778,153 in excess of FDIC insured limits.  The Company has not experienced any losses in such accounts.

Revenue recognition

The Company recognizes sales revenues for oil and natural gas based on the amount of oil and natural gas sold to purchasers when delivery to the purchaser has occurred and title has transferred.  This occurs when production has been delivered to a pipeline or as the crude oil passes from the outlet flange of the lease tankage or meter.  The Company follows the sales method of accounting for natural gas production imbalances.  If the Company’s excess sales of production volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recognized.  The Company did not have an imbalance position in terms of volumes or values at December 31, 2008.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments which mature within three months of the date of purchase.

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The most critical estimate the Company makes is the engineering estimate of proved oil and natural gas reserves.  This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion and amortization of oil and natural gas properties and the estimate of the impairment of the Company’s oil and natural gas properties.  It also affects the estimated lives used to determine the asset retirement obligation.  In addition, the estimates of proved oil and natural gas reserves are the basis for the related standardized measure of discounted future net cash flows.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Property and equipment

Property and equipment is valued at cost.  Depreciation is computed using the straight-line method over estimated useful lives of 3 to 7 years.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in other income in the statements of operations.

Deferred financing costs

In connection with the Company’s CIT Credit Facility, it incurred $1,910,349 in fees upon closing.  These fees were recorded as deferred financing costs and those that relate to the Term Loan are being amortized over the life of the loans using the effective interest rate method and those that relate to the Revolving Loan are being amortized using the straight-line method.

Amortization of deferred financing costs and debt discounts from the CIT Credit Facility for the period from September 2, 2008 through December 31, 2008, amounted to $181,938 and $585,924, respectively.

Long-lived assets

Long-lived assets, including investments to be held and used or disposed of other than by sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset.

Derivatives

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value.  Under the provisions of SFAS 133, the Company may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a “fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”).  The Company does not designate its derivative instruments as “cash flow hedges.”

Valuation of embedded and warrant derivatives

The valuation of the Company’s embedded derivatives and warrant derivatives is determined primarily by a lattice model using probability weighted discounted cash flow based upon future projections over a range of potential outcomes and the Black-Scholes option pricing model.  An embedded debenture derivative is a derivative instrument that is embedded within a contract, which under the convertible debenture (the host contract) includes the right to convert the debenture by the holder, reset provisions with respect to the conversion provisions, call/redemption options and liquidated damages.  In accordance with SFAS No. 133, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  A warrant derivative liability is determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.  The practical effect of this has been that when the Company’s stock price increases so does its derivative liability, resulting in a non-cash loss charge that reduces earnings and earnings per shares.  When the Company’s stock price declines, it records a non-cash gain, increasing its earnings and earnings per share.

To determine the fair value of its embedded derivatives, management evaluates assumptions regarding the probability of certain events.  Other factors used to determine fair value include the Company’s period-end stock price, historical stock volatility, risk free interest rate and derivative term.  The fair value recorded for the derivative liability varies from period to period.  This variability may result in the actual derivative liability for a period either above or below the estimates recorded on the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payments,” (“SFAS No. 123(R).”)  The Company adopted the disclosure requirements of SFAS No. 123(R) as of July 1, 2006, using the modified prospective transition method approach as allowed under SFAS 123(R).  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the fiscal year ended June 30, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.

Income taxes

Pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), the Company follows the asset and liability method of accounting for income taxes, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences.

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

Basic and diluted net income per share

The Company computes net income per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings per Share,” (“SFAS No. 128”.)  Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of the Company’s convertible preferred stock.

         Diluted earnings per share for the period from September 2, 2008 through December 31, 2008 (Successor Entity) included 350,000 of common stock equivalents related to warrants.  However, common stock equivalents of 38,333,330 shares were excluded for the same period because the grant prices were greater than the average market price of the common shares and the effect would have been anti-dilutive.  In addition, common stock equivalents of 53,000 shares related to convertible debt were excluded for the same period because inclusion of these shares would have been anti-dilutive.  There were no dilutive common stock equivalents for the period from January 1, 2008 through September 1, 2008 or the year ended December 31, 2007 (Predecessor Entity).

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and derivative liabilities/assets associated with the Company’s oil and natural gas hedging activities and certain embedded derivative instruments (see Note 9).  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to the highly liquid nature of these short-term instruments.  The derivative liabilities/assets have been marked-to-market as of December 31, 2008.

Impact of recently issued accounting standards

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”).  The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and gas companies.  The amendments are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and technological advances.  Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price;
•	Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and
•	Easing the standard for the inclusion of proved undeveloped reserves (“PUD’s”) and requiring disclosure of information indicating any progress toward the development of PUD’s.

The Company is currently evaluating the potential impact of adopting the Final Rule.  The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule.  These discussions may delay the required compliance date.  Absent any change in such date, the Company will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009.  Voluntary early compliance is not permitted.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5).  Under Issue 07-5, an instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables.  An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or results of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008.  The adoption did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is effective beginning January 1, 2009 and requires entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires expanded disclosures and does not change the accounting for derivatives.  The Company is currently evaluating the impact of SFAS 161, but it does not expect the adoption of this standard to have a material impact on its financial results.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 6.                            ACQUISITION OF BUSINESS

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

Upon the completion of the Voyager Acquisition, Voyager Gas Corporation became a wholly-owned subsidiary of Cross Canyon.  The newly acquired subsidiary’s properties consist of approximately 14,300 net acres located in Duval County, Texas.  The purchase price also included a proprietary 3-D seismic data base covering a majority of the acquired properties.

The purchase price paid in the Voyager Acquisition consisted of cash consideration of $33.0 million and 10,000 newly issued shares of the Company’s preferred stock designated as Series D Preferred with a fair value of $9.1 million based on the Company’s average stock price for the five days prior to the execution of the agreement ($0.52 per share).  In addition, the Company granted a 1% overriding royalty interest to its senior lender valued at $206,000, incurred $347,816 of acquisition costs and recognized a $729,599 purchase price adjustment related to net revenue collected from the effective date of April 1, 2008 through the date of closing.  On March 24, 2009, the effective date of the amendment to the Company’s Articles of Incorporation increasing the number of shares of common stock that it may issue (the “Charter Amendment”), the Series D Preferred automatically converted into 17.5 million shares of Cross Canyon’s common stock.  (see Note 19)

The acquired properties have established production over a substantial acreage position with proved reserves from over ten different horizons located at depths ranging from 4,000 to 7,500 feet.  As of December 31, 2008, the Duval County Properties had independently engineered proved reserves of 11.4 Bcfe.  By category, this includes 2.4 Bcfe of proved developed producing, 3.9 Bcfe of proved developed non-producing, and 5.1 Bcfe of proved undeveloped reserves.  Approximately 72% of total proved reserves is natural gas.  In addition to proved reserves, the Company’s management has identified additional exploration opportunities on the acquired acreage utilizing its acquired 3-D seismic data base.

The calculation of the purchase price is shown below:

Cash paid to Voyager Gas Holdings, LP	$32,946,227
Series D Preferred	9,100,000
Acquisition costs	347,816
Fair value of CIT Capital overriding royalty interest	(206,000)
Net revenue adjustment	(792,599)
Purchase price	$41,395,444

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The preliminary allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are subject to modification and are shown below.

Cash	$1,864,446
Accounts receivable	39,410
Security deposit	3,622
Oil and gas properties	51,725,576
Total assets acquired	53,633,054
Severance taxes payable	65,418
Royalties payable	405,714
Ad valorem taxes payable	126,794
Federal income tax payable	1,242,562
Deferred tax liability	9,631,464
Asset retirement obligation assumed	765,658
Total liabilities assumed	12,237,610
Net assets acquired	$41,395,444

The following summary presents unaudited pro forma consolidated results for the years ended December 31, 2008 and 2007, respectively, as if the Voyager Acquisition had occurred as of January 1, 2007.  The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results, such as changes in depreciation, depletion and amortization expense resulting from the allocation of fair value to the oil and natural gas properties acquired.  The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at that date, nor is it necessarily indicative of future operating results.

	Pro Forma
	Years Ended December 31,
	2008	2007

Revenue	$12,703,787	$11,348,577
Operating costs and expenses	9,526,425	9,449,342
Income from operations	3,177,362	1,899,235
Other income	15,687,217	6,071,305
Income before income taxes	18,864,579	7,970,540
Income tax	577,194	5,843,533
Net income	$18,287,385	$2,127,007

Net income per share:
Basic	$0.74	$0.09
Diluted	$0.73	$0.09

NOTE 7.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor Entity	Predecessor Entity
	December 31, 2008	December 31, 2007
Royalties payable	$289,261	$906,519
Severance taxes payable	62,057	125,080
Accrued interest payable	170,294	67,909
Accrued ad valorem taxes	--	116,670
Other	388	50,000
	$522,000	$1,266,178

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.                      NOTES PAYABLE

Notes payable consisted of the following:

	Successor Entity	Predecessor Entity
	December 31, 2008	December 31, 2007
2006 convertible notes, convertible at $0.50 per share into 50,000 shares of common stock due February 28, 2008	$25,000	$--
First lien revolving credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (4.90% at December 31, 2008) payable quarterly, principal and unpaid interest due on September 1, 2011, collateralized by a first mortgage on the Company’s oil and gas properties.	11,500,000	--
Second lien term credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (7.21% at December 31, 2008) payable quarterly, principal and unpaid interest due on March 1, 2012, collateralized by a second mortgage on the Company’s oil and gas properties.	22,000,000	--
Unamortized discount on second lien term credit facility	(9,572,412)	--
Revolving credit facility with Bank of Texas bearing interest at an adjusted rate as defined in the agreement (weighted average interest rate of 6.72% at December 31, 2007) payable quarterly, principal and unpaid interest due on July 31, 2009, collateralized by a first mortgage on Voyager’s oil and gas properties	--	15,116,287
	$23,952,588	$15,116,287

Successor Entity

CIT Credit Facility - Revolving and Term Loans

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

The Revolving Loan provides for a $50.0 million senior secured revolving credit facility which is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual review of the Company’s proved oil and gas reserves.  As of December 31, 2008, the Company had $11.5 million borrowed to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Monies advanced under the Revolving Loan mature on September 1, 2011, and bear interest at a rate equal to LIBOR plus 1.75% to 2.50%, as the case may be.

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

The loan instruments evidencing the Revolving Loan contain various restrictive covenants, including financial covenants requiring that the Company will not: (i) as of the last day of any fiscal quarter, permit its ratio of EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expenses) for the period of four fiscal quarters then ending to interest expense for such period to be less than 2.0 to 1.0; (ii) at any time permit its ratio of total debt as of such time to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 4.0 to 1.0; and (iii) permit, as of the last day of any fiscal quarter, its ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FASB Statement No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under FAS 133 and current maturities under the CIT Credit Facility) to be less than 1.0 to 1.0.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The loan instruments evidencing the Term Loan contain various restrictive covenants, including financial covenants requiring that the Company will not: (i) permit, as of the last day of any fiscal quarter, its ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under FASB Statement No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under FAS 133 and current maturities under the CIT Credit Facility) to be less than 1.0 to 1.0; and (ii) as of the date of any determination permit its ratio of total reserve value as in effect on such date of determination to total debt as of such date of determination to be less than 2.0 to 1.0.

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, the Company’s senior lender notified it that its borrowing base was being reduced to $1 million, causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  The Company is currently in discussions with its senior lender to extend the sixty-day cure period to enable it to negotiate a readjustment to its borrowing base and a schedule for repaying any then-remaining borrowing base deficit.  In addition, as a result of reporting the Company’s total debt pursuant to the CIT Credit Facility as a current liability, the Company is reporting negative working capital.  Whereas management believes it will be successful in obtaining an acceptable forbearance agreement with its senior lender, there can be no assurance it will be successful in this regard.  Therefore, there is substantial doubt as to the Company’s ability to continue as a going concern for a period longer than the current fiscal year.

        On April 21, 2009, the administrative agent and lenders agreed to waive the Company’s failure to comply with certain financial ratios, measured as of December 31, 2008, in the CIT Credit Facility with respect to (i) the ratio of EBITDAX to interest expense and the ratio of total debt to EBITDAX under the Revolving Loan and (ii) the ratio of total reserve value to total debt under the Term Loan.  Such agent and lenders also waived compliance by the Company of these ratios for and during each fiscal period ending in 2009.  As a condition to these waivers, the Company agreed that no further borrowings or loans may be requested or made under the CIT Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.

       In addition to financial covenants, the Company is subject to various reporting obligations under the credit agreement.  As part of the Company’s aforementioned discussions with its senior lender with respect to the adjusted borrowing base, the Company has obtained a waiver from its senior lender with respect to certain covenants under the credit agreement.  The credit agreement includes the requirement that none of the audited financial statements for the Company, as reported on by its independent public accountants, contain a “going concern” or like qualification or exception.  As a result of the senior lender reducing the Company’s borrowing base to $1 million resulting in the Company having a borrowing base excess of $10.5 million, the Company’s independent public accountants have reported a “going concern” qualification.  The Company is in discussions with its senior lender to enter into a forbearance agreement and obtain a waiver of the going concern opinion, however, as of the date of this filing the Company has not received a waiver or entered into a forbearance agreement.  As a result, all of the Company’s debt pursuant to the CIT Credit Agreement has been classified as current on the Company’s balance sheet.  The Company’s failure to obtain a waiver or otherwise remedy the “going concern” qualification by June 19, 2009 constitutes an Event of Default under the CIT Credit Facility, permitting CIT Capital to declare all loans then outstanding, together with any accrued and unpaid interest thereon, immediately due and owing.

All borrowings under the Revolving Loan are secured by a first lien on all of the Company’s assets and those of its subsidiaries.  All borrowings under the Term Loan are secured by a second lien on all of the Company’s assets and those of its subsidiaries.

Under the CIT Credit Facility, the Company was required to enter into hedging arrangements mutually agreeable between the Company and CIT Capital.  Effective on September 2, 2008, the Company entered into hedging arrangements with Macquarie Bank Limited whereby effective October 1, 2008, the Company hedged 65% of its then proved developed producing natural gas production and 25% of its proved developed producing oil production through December 2011 at $7.82 per Mmbtu and $110.35 per barrel, respectively.  (See Note 8).

       As part of the consideration for entry into the CIT Credit Facility on September 2, 2008, the Company granted CIT Capital a warrant, exercisable for up to 24,199,996 shares of the Company’s common stock, at an exercise price of $0.35 per share (the “CIT Warrant”).  The CIT Warrant expires on September 2, 2013 and became exercisable upon the effectiveness of the Charter Amendment, March 24, 2009.  (see Note 7, Embedded Derivative Instruments).  The Company recorded a discount to the Term Loan of $9,952,336 based upon the relative fair value of the CIT Warrant.  The Company is amortizing this discount to interest expense over the term of the Term Loan using the effective interest rate method.  For the period September 2, 2008 through December 31, 2008, $566,306 of this discount had been amortized as a component of interest expense.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CIT Capital received a one percent (1%) overriding royalty interest (“ORRI”) of the Company’s net revenue interest in the oil and gas properties acquired in the Voyager Acquisition.  The ORRI is applicable to any renewal, extension or new lease taken by the Company within one year after the date of termination of the ORRI Properties, as defined in the ORRI agreement covering the same property, horizons and minerals.  The Company recorded a discount of $206,000 based upon the estimated fair value of the ORRI that was conveyed to the lender upon closing.  The Company is amortizing this discount to interest expense over the term of the Term Loan using the effective interest rate method.  For the period from September 2, 2008 through December 31, 2008, $19,618 of this discount had been amortized as a component of interest expense.

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

In connection with the Company’s entering into the CIT Credit Facility, upon closing the Voyager Acquisition, the Company paid its investment banker, Global Hunter Securities, LLC (“GHS”), the sum of $557,500 and delivered to GHS a non-interest bearing promissory note, payable on or before March 15, 2009, in the principal amount of $557,500.  Pursuant to an agreement between the Company and GHS, the Company paid GHS $300,000 in October 2008 as full satisfaction of the promissory note and recorded a gain on extinguishment of debt of $257,500.

The Company incurred debt issuance costs of $1,910,349 associated with the CIT Credit Facility.  These costs were capitalized as deferred financing costs and are being amortized over the life of the CIT Credit Facility. The costs that related to the Term Loan are being amortized using the effective interest rate method and those that relate to the Revolving Loan are being amortized using the straight line method.  Amortization expense related to the CIT Credit Facility was $181,938 for the period September 2, 2008 to December 31, 2008.

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

On September 2, 2008, the Company satisfied in full the Debentures by repayment of $450,000 of principal with funds advanced under the CIT Credit Facility and by delivery of shares of the Company’s Series E Preferred in exchange for the principal amount of $450,000, which shares of preferred stock automatically converted into an aggregate of 1,363,636 shares of the Company’s common stock, based upon an implied conversion price of $0.33 per share of common stock on March 24, 2009, the effective date of the Charter Amendment (see Note 9, Derivative Financial Instruments).

As additional consideration for the bridge loan evidenced by the Debentures, the Company issued common stock purchase warrants to the purchasers and their affiliates, exercisable to purchase up to 3,000,000 shares of the Company’s common stock (the “Warrant Shares”), based upon an initial exercise price of $0.33 subject to adjustments and full-ratchet protection under certain circumstances.  These warrants remain outstanding as of December 31, 2008 (see Note 9, Derivative Financial Instruments).

The Company incurred debt issuance costs of $199,343 associated with the issuance of the Debentures.  These costs were capitalized as deferred financing costs and were being amortized over the life of the Debentures using the effective interest rate method.  Amortization expense related to the deferred financing costs was $55,872 for the period May 21, 2008 (inception) through June 30, 2008, and the remaining balance of $143,471 was charged to expense during the six months ended December 31, 2008 of which $48,418 was amortized between September 2, 2008 and December 31, 2008.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2006 Convertible Notes

During 2006, EV Delaware sold $1,500,000 of convertible promissory notes (the "2006 Notes") which were expressly assumed by the Company in the May 2006 merger of EV Delaware into its wholly-owned subsidiary.  The 2006 Notes had an original maturity date of August 31, 2007, carried an interest rate of 10% per annum, payable in either cash or shares, and were convertible into shares of common stock at a conversion rate of $0.50 per share at the option of the investor.  Each investor also received a number of shares of common stock equal to 20% of his or her investment divided by $0.50.  Thus, a total of 600,000 shares were initially issued to investors in the 2006 Notes.  The relative fair value of these shares was $250,000 and was recorded as a debt discount and as additional paid-in capital.  The debt discount was amortized over the original term of the notes using the effective interest method.  The original issue discount rate was 23.44%.  During the period from February 21, 2006 (inception) to August 31, 2007, the entire discount of $250,000 was amortized and recorded as interest expense.

The Company evaluated the application of SFAS No. 133 and EITF 00-19.  Based on the guidance of SFAS No. 133 and EITF 00-19, it concluded that these instruments were not required to be accounted for as derivatives.

On August 31, 2007 (the original Maturity Date), the Company repaid six of the 2006 Notes for an aggregate amount of $424,637, of which $410,000 represented principal and $14,637 represented accrued interest.  On September 4, 2007, an additional $44,624 of accrued and current period interest was repaid through the issuance of 89,248 shares of the Company’s common stock.  The remaining holders of the 2006 Notes entered into an agreement with the Company whereby the maturity date of the 2006 Notes was extended to February 28, 2008 and, beginning September 1, 2007 until the 2006 Notes are paid in full, the interest rate on the outstanding principal increased to 12% per annum.  In addition, the Company agreed to issue to the remaining holders of the 2006 Notes, 218,000 shares of its common stock with a value of $98,100 as consideration for extending the 2006 Notes’ maturity date.  The Company evaluated the application of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and concluded that the revised terms constituted a debt modification rather than a debt extinguishment and accordingly, the value of the common stock has been treated as interest expense in the accompanying statements of operations.

On February 28, 2008, $1,090,000 of the 2006 Notes came due which the Company was unable to repay.  The Company continued to accrue interest on the notes at 12%, the agreed upon rate for the extension period.  On March 6, 2008, the Company issued 130,449 shares of common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of 2006 Notes.  On April 22, 2008, the Company repaid $100,000 principal amount in cash to one of the holders of the notes.  During May 2008, the Company exchanged 99,395 shares of its Series A Preferred in full satisfaction of its obligation under the notes to pay $965,000 of principal and $28,950 of interest, with each share of such preferred stock being automatically convertible into 20 shares of its common stock, for an aggregate of 1,987,900 shares of common stock.  The Series A Preferred automatically converted into shares of the Company’s common stock on March 24, 2009, the effective date of the Charter Amendment.  At December 31, 2008, the Company has outstanding $25,000 principal amount of the 2006 Notes with on note holder.

2007 Convertible Notes

On November 1, 2007, the Company sold $350,000 in convertible notes (the "2007 Notes") on the following terms: each note matures October 31, 2008 and a 10% interest rate payable in shares of the Company’s common stock based upon a conversion price of $ 0.35 per share.  The investors in the 2007 Notes also received 200,004 shares of common stock.  The total proceeds from the sale of the 2007 Notes were allocated between the 2007 Notes and the related common stock based upon the relative fair value, which resulted in the allocation of $58,333 to the common stock and $291,667 to the 2007 Notes.  The $58,333 was recorded as a discount to the 2007 Notes and as additional paid in capital.  The debt discount was being amortized over the term of the 2007 Notes using the effective interest method.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
       The Company evaluated the application of SFAS 133 and EITF 00-19 for the 2007 Notes and concluded these instruments were not required to be accounted for as derivatives.  The Company also evaluated the application of EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value.  After allocation of the proceeds between the 2007 Notes and the common stock, the conversion option had an intrinsic value of $58,333.  This resulted in an additional discount to be amortized over the term of the 2007 Notes as additional interest expense using the effective interest method.  The original issue discount rate was 53.83%.

During May 2008, the Company exchanged 37,100 shares of its Series B Preferred in full satisfaction of its obligation under the notes to pay $350,000 of principal and $21,000 of interest, with each share of such preferred stock being automatically convertible into 28.58 shares of the Company’s common stock, for an aggregate of 1,060,318 shares of common stock.  The Series B Preferred automatically converted into shares of the Company’s common stock on March 24, 2009, the effective date of the Charter Amendment.

Predecessor Entity

On March 25, 2005, Voyager entered into a three-year asset-based borrowing facility with Bank of Texas (the “BOT Credit Facility”).  The total commitment under the BOT Credit Facility was $75,000,000.  The borrowing base was set by the bank every March 1st and September 1st of each year and was based on the present value of future net income accruing to the property.  At December 31, 2007 the borrowing base was $17.0 million and on March 1, 2008, the bank reaffirmed the borrowing base of $17.0 million.

Interest on the BOT Credit Facility is payable quarterly and is based upon the prime rate or LIBOR rate, in each case plus an applicable margin, at the option of Voyager (6.72% weighted average interest rates at December 31, 2007).  Voyager had outstanding borrowings of $11,239,193 and $15,116,287 at September 1, 2008 and December 31, 2007, respectively, and amounts available for borrowings of $5,760,807 and $1,883,713 at September 2, 2008 and December 31, 2007, respectively.  Voyager was subject to a floating unused borrowing base commitment fee of between 0.25% and 0.50% (0.375% at September 2, 2008 and December 31, 2007).  The BOT Credit Facility was to mature on July 31, 2009, at which time all unpaid principal and interest were due.  The BOT Credit Facility was collateralized by all of Voyager’s assets.  Upon closing of the Voyager Acquisition on September 2, 2008, the Company retired the BOT Credit Facility by paying the principal balance of $11,239,193 and unpaid interest and non-use fees of $60,518.

The BOT Credit Facility contained various affirmative covenants and negative covenants.  These covenants, among other things, limit additional indebtedness, the sale of assets and require Voyager to meet certain financial ratios.  Specifically, Voyager must maintain a current ratio greater than or equal to 1.0, an interest coverage ratio greater than or equal to 3.0 and a funded debt EBITDA less than 3.5.  As of September 2, 2008 and December 31, 2007, Voyager was in compliance with regard to these covenants.

The BOT Credit Facility required Voyager to enter into option contracts to hedge crude oil and natural gas prices which were acceptable to the lender (See Note 7).  The BOT Credit Facility allowed for additional lines of credit not to exceed $500,000 securing obligations of Voyager under its option contracts with other parties.

NOTE 9.                            DERIVATIVE FINANCIAL INSTRUMENTS

The Debentures issued on May 21, 2008 and the other outstanding convertible instruments of the Company, specifically the common stock warrants and the convertible note, if converted, would exceed the number of authorized shares the Company had available for issuance.  In addition, the Debentures contained more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”  The Company evaluated the application of SFAS No. 133 and EITF 00-19 and determined the various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that had been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note.”
The single compound embedded derivative features include the conversion feature with the reset provisions within the Debentures, the call/redemption options, the interest rate adjustment and liquidated damages.  The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (debt discount) of the Debentures at inception.  The value of the embedded derivative at issuance exceeded the notional amount of the loan, and the excess amount of $1,468,316 was expensed immediately to interest expense.  The unamortized discount of $900,000 was amortized to interest expense using the effective interest rate method over the life of the Debentures.  At June 30, 2008, $121,638 had been amortized. The remaining balance of $778,362 was accreted to interest expense during the six months ended December 31, 2008, with $444,153 of this amount accreted in the period from July 1, 2008 through September 1, 2008.  The remaining amount was charged to interest expense in the period from September 2, 2008 through December 31, 2008.  The Debentures were settled in September 2008 and the effective interest rate was 1,551.9%.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Due to the insufficient unissued authorized shares to settle the Debentures, other outstanding convertible instruments of the Company, specifically the convertible note and non-employee warrants, have been classified as derivative liabilities under SFAS No. 133.  Additional warrants were issued on September 2, 2008 in connection with the Company’s CIT Credit Facility, and the fair value of $9,952,336 was recorded as a derivative liability and debt discount.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a change in fair value of derivatives.  At December 31, 2008, the aggregate derivative liability was $554,181.  For the period from September 2, 2008 through December 31, 2008, the aggregate fair value of the derivative liabilities decreased $18,235,468, which is recorded as other income under the caption “Change in fair value of derivatives” in the statement of operations.

On September 2, 2008, the Company satisfied in full the Debentures by repayment of $450,000 of principal with funds advanced under the CIT Credit Facility and by delivery of shares of the Company’s Series E Preferred in exchange for the principal amount of $450,000, which shares of preferred stock automatically converted into an aggregate of 1,363,636 shares of the Company’s common stock, based upon an implied conversion price of $0.33 per share of common stock on March 24, 2009, the effective date of the Charter Amendment.  Upon conversion, certain compound embedded derivative liabilities were settled and the associated value of $1,099,287 was recorded as additional paid in capital.

At June 30, 2008, the conversion feature of the Series A and B Preferred was bifurcated and the fair value of this embedded derivative was included in the derivative liability.  It was subsequently determined that conversion of these preferred shares is contingent upon the availability of sufficient authorized shares.  Furthermore, the preferred stock instrument is more akin to equity, and therefore, the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the host instrument.  As a result, the Series A and B Preferred embedded derivative should not have been bifurcated and included in the derivative liability at June 30, 2008.  This resulted in an overstatement of the derivative liability and an understatement of equity of approximately $2,300,000; and an overstatement of net loss of $700,952 related to the non-cash, mark-to-market loss recorded in other income.  This error was corrected in 2008 and is reflected in the opening equity balance reported in Note 2 – “Change in Fiscal Year End” in accordance with Staff Accounting Bulletin 108,

The fair value of the underlying shares of common stock on September 2, 2008, the date of the conversion into Series E Preferred exceeded the conversion price of $0.33 per share and the company recorded a loss on the extinguishment of debt of $804,545 during the period from September 2, 2008 through December 31, 2008.

                                                                                                                                                                           CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The assumptions used in the lattice model are as follows:

Probability - Weighted Expected Cash Flow Methodology

Assumptions:  Single Compound Embedded Derivative within Debentures

	Inception	As of
	May 21, 2008	December 31, 2008
Risk free interest rate	4.53%	3.05%
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.14%	29.05%
Future projected volatility	150.00%	60.00%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the compound embedded derivatives, the warrants issued with the Debentures and the other tainted convertible instruments was initially recorded on May 21, 2008 at values of $797,447, $5,721,677 and $101,541, respectively. These derivative liabilities have been marked to market at the end of each reporting period, with the total value reported in the balance sheet and the change in fair value recorded as either a gain or loss in the statements of operations.  During the period from September 2 through December 31, 2008, the change in fair value of $18,235,468 was recorded as other income under the caption “Change in fair value of derivatives.”

Variables used in the Black-Scholes option-pricing model include: (1) 0.76% to 3.34% risk-free interest rate; (2) expected warrant life is the actual remaining life of the warrant as of each period end; (3) expected volatility 60% to 150%; and (4) zero expected dividends.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value.  These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the statements of operations.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of inception (May 21, 2008) and through December 31, 2008 are as follows:

	Transaction Date	Liability as of
	May 21, 2008	June 30, 2008	December 31, 2008
Derivative liability – single compound embedded derivatives within the debentures	$797,447	$1,060,366	$--
Derivative liability – other tainted convertible instruments	5,823,218	8,517,017	554,181
Net change in fair value of derivatives	--	2,956,718	(18,235,468	)(a)
Derivative liabilities	$6,620,665	$9,577,383	$554,181

(a)
Represents the change in fair value of derivatives for the period from September 2, 2008 through December 31, 2008.  Additional warrants were issued in connection with the CIT Credit Facility in September 2008.  The initial fair value of $9,952,336 was recorded as a derivative liability and is included in the net change in fair value of derivatives.  In addition, $1,099,287 of certain derivative liabilities were settled when the Debentures were converted to preferred stock.

        Effective March 24, 2009, the Company filed its Charter Amendment with the Secretary of State for the State of Nevada increasing its number of authorized shares to 149,000,000.

       The Company will adopt the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” during its first fiscal quarter of 2009.  It is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or results of operations.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10.                            COMMODITY FINANCIAL INSTRUMENTS

Successor Entity

The Company, in an effort to manage its crude oil and natural gas commodity price risk exposures utilizes derivative financial instruments.  The Company, from time to time, enters into over-the-counter swap transactions that convert its variable-based crude oil and natural gas sales arrangements to fixed-price arrangements.  The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value.  The Company entered into various derivative instruments on September 2, 2008, and effective on October 1, 2008.  These swap contracts are not being accounted for as cash flow hedges under SFAS No. 133, but are recognized as derivatives and fair valued.

The Company marks-to-market its open swap positions at the end of each period and records the net unrealized gain or loss during the period in derivative gains or losses in the consolidated statements of operations under the caption "Risk management.”  For the period from September 2, 2008 through December 31, 2008, the Company recorded unrealized gains of $2,169,063, related to its swap contracts in the consolidated statements of operations.  These swap contracts were related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited (“Macquarie”), and were entered into as a condition of the CIT Credit Facility.  In the first contract the Company agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU.  In the second contract, the Company agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of crude oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel.  During the period from September 2, 2008 through December 31, 2008, the Company recorded realized gains on its hedging contracts with Macquarie of $369,170.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end.  When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs, and counterparty risk.

As of December 31, 2008, the Company had the following hedge contracts outstanding:

Crude Oil

				Total Barrels
Instrument	Beginning Date	Ending Date	Fixed	2009	2010	2011
Swap	Oct-08	Dec-11	$ 110.35	10,762	7,575	5,712

Indexed to NYMEX WTI

Natural Gas

				Total MMBtu’s
Instrument	Beginning Date	Ending Date	Fixed	2009	2010	2011
Swap	Oct-08	Dec-11	$ 7.82	427,953	328,203	262,080

Indexed to Inside FERC Houston Ship Channel

Predecessor Entity

Voyager marks-to-market its open swap positions at the end of each period and, prior to its acquisition by the Company, recorded the net unrealized gain or loss during the period in oil and natural gas revenues in the statements of operations.  For the period January 1 to September 1, 2008, Voyager recorded an unrealized loss of $208,296 related to its swap contracts in the statements of operations and for the year ended December 31, 2007, Voyager recorded an unrealized loss of $1,239,764.  The BOT Credit Facility required Voyager to enter into hedge transactions covering crude oil and natural gas that are satisfactory to the lender.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
        As of September 1, 2008, Voyager had the following hedge contracts outstanding:

Crude Oil

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Barrels 2008
Collar	Sep-08	Dec-08	$100.00	$ 129.00	12,000

Indexed to NYMEX Light Sweet Crude West Texas Intermediate

Natural Gas

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total MMBtu’s 2008
Collar	Sep-08	Dec-08	$7.25	$ 10.25	160,000

Indexed to Inside FERC Houston Ship Channel

Upon closing of the Voyager Acquisition, the Company terminated the hedge contracts relative to the BOT Credit Facility and replaced Voyager’s hedges with those of Macquarie.  The Company recorded a realized gain of $48,864 as a result of the BOT Credit Facility hedge contract terminations.

NOTE 11.                                FAIR VALUE

Due to the insufficient unissued authorized shares to settle the Debentures, the other outstanding convertible instruments of the Company, specifically the convertible note and non-employee warrants, have been classified as derivative liabilities under SFAS No. 133.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a change in fair value of derivatives.  At December 31, 2008, the aggregate derivative liability was $554,181.  The valuation of the Company’s embedded derivatives and warrant derivatives are determined by the Black-Scholes option pricing model.

        The Company, in an effort to manage its crude oil and natural gas commodity price risk exposures utilizes derivative financial instruments.  The Company, from time to time, enters into over-the-counter swap transactions that convert its variable-based crude oil and natural gas sales arrangements to fixed-price arrangements.  The Company accounts for its derivative instruments in accordance with SFAS No. 133.  The Company marks-to-market its open swap positions at the end of each period and records the net unrealized gain or loss during the period in derivative gains or losses in the consolidated statements of operations.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial instruments.  SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1	Quoted prices (unadjusted for identical assets or liabilities in active markets;
Level 2
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable; or

Level 3	Significant inputs to the valuation model are unobservable.

At December 31, 2008, the Company has the following derivative assets and liabilities:

	Level 1	Level 2	Level 3	Total

Assets	$--	$2,169,063	$--	$2,169,063
Derivative assets	$--	$2,169,063	$--	$2,169,063

Liabilities	$--	$554,181	$--	$554,181
Derivative liabilities	$--	$554,181	$--	$554,181

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.                            PREFERRED STOCK AND COMMON STOCK

Successor Entity

Preferred Stock

Certain of the Company’s outstanding (i) convertible promissory notes, in the aggregate principal amount of $965,000 and bearing interest at 12% per annum from September 1, 2007 and (ii) convertible promissory notes, in the aggregate principal amount of $350,000 and bearing interest at 10% per annum, due October 31, 2008, were exchanged for shares of the Company’s Series A and Series B Preferred in full satisfaction of its obligations under the notes including, without limitation, the repayment of principal and accrued unpaid interest thereon.

Pursuant to the exchange transaction, the Company issued 99,395 shares of Series A Preferred in exchange for the redemption of $965,000 of principal and $28,950 of accrued interest on the 12% notes, with each share of such preferred stock being automatically convertible into 20 shares of the Company’s common stock, for an aggregate of 1,987,900 shares of common stock.  Additionally, the Company issued 37,100 shares of Series B Preferred in exchange for the redemption of $350,000 of principal and $21,000 of accrued interest on the 10% notes, with each share of such preferred stock automatically convertible into 28.58 shares of the Company’s common stock, for an aggregate of 1,060,318 shares of its common stock.  The Series A and Series B Preferred automatically converted into shares of the Company’s common stock on March 24, 2009, the effective of the Charter Amendment and the availability of sufficient authorized common shares.  The 12% notes matured on February 28, 2008 and the 10% notes were due to mature on October 31, 2008.

On August 20, 2008 the Company issued 500 shares of its newly designated Series C Preferred to Alan D. Gaines, a director of the Company, in exchange for the cancellation of a promissory note made by the Company in favor of Mr. Gaines, in the principal amount of $50,000.  In addition to these shares of Series C Preferred, on August 20, 2008, the Company also issued an additional 500 shares of Series C Preferred to Mr. Gaines for cash consideration of $50,000.  The Series C Preferred are automatically redeemable by the Company at the rate of $100 for every one share of Series C Preferred being redeemed upon the closing of a debt or equity financing whereby the Company realizes gross proceeds in excess of $5,000,000.  The Company’s lender in the CIT Credit Facility did not permit the Company to redeem the Series C Preferred upon funding, with the understanding that, based upon the success of the Company’s workover program and increased production resulting from the Voyager Acquisition, the lender would permit a subsequent distribution to Mr. Gaines for his Series C Preferred.

As set forth above in Note 3, the Company issued 10,000 shares of Series D Preferred to the seller in the Voyager Acquisition.  As set forth in the Certificate of Designations filed with the State of Nevada on August 27, 2008 with respect to the Series D Preferred, upon the effectiveness of the Charter Amendment on March 24, 2009, and the availability of sufficient authorized common shares, each share of Series D Preferred automatically converted into 1,750 shares of common stock for an aggregate of 17,500,000 shares of the Company’s common stock.  The Company entered into a registration rights agreement with the seller to register for resale on Form S-1 with the SEC 17,500,000 shares of common stock to which the Series D Preferred is convertible.  Pursuant to the registration rights agreement, the Company is to have the registration statement declared effective by the SEC within 180 days of the closing of the Voyager Acquisition, or March 1, 2009, or the Company would incur certain penalties.  If the registration statement has not been declared effective by the SEC within the 180 day period following closing, the Company is obligated to pay the seller, as partial liquidated damages and not as a penalty, cash, in the aggregate equal to two percent (2%) of the product of $0.40 and the number of registerable securities, as defined in the registration rights agreement, held by the seller.  Furthermore, if the registration statement has not been declared effective by the SEC after 90 days have elapsed from the 180 day registration requirement, the Company is obligated to pay the seller, as partial liquidated damages and not as a penalty, cash, in the aggregate equal to three percent (3%) of the product of $0.40 and the number of registerable securities held by the seller.  The Company has obtained a waiver of the penalties from the seller for the initial 180 day period that the registration statement was not declared effective.

Concurrent with the closing of the Voyager Acquisition, the Company issued 10,000 shares of its newly designated Series E Preferred to the former holder of a $450,000 debenture in satisfaction of the Company’s obligations under such debenture.  As set forth in the Certificate of Designations filed with the State of Nevada on August 29, 2008, with respect to the Series E Preferred, upon the effectiveness of the Charter Amendment on March 24, 2009, each share of Series E Preferred automatically converted into 136.3636 shares of common stock for an aggregate of 1,363,636 shares of the Company’s common stock.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As mentioned in Note 9, the Preferred Stock was evaluated under SFAS No. 133 and EITF 00-19 and it was concluded that these instruments were not required to be accounted for as derivatives.

In addition, the preferred stock was evaluated under EITF 98-5 and EITF 00-27 and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contain beneficial conversion features.  Because the conversion feature is contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock price but will not recognized until the contingency is resolved.  Based on the commitment date stock price, the beneficial conversion feature associated with the Series A, B and C Preferred is $5,767,975, which will be recognized as a deemed dividend upon the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, which event occurred on March 24, 2009.

The shares of Series D Preferred and Series E Preferred rank senior to all other shares of the Company’s capital stock and are on parity with each other.

Common Stock

On August 21, 2007, the Company issued 100,000 shares of its common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 4, 2007, the Company issued 89,248 shares of its common stock in lieu of cash in payment of accrued and current period interest to note holders who chose to redeem their notes.

On September 4, 2007 the Company issued 218,000 shares of its common stock with a value of $98,100 as consideration to those note holders who chose to extend the maturity date of their notes to February 28, 2008.

On September 17, 2007, the Company issued 100,000 shares of its common stock with a value of $45,000 to a non-employee as compensation for services rendered.

On September 19, 2007, the Company issued 150,000 shares of its common stock with a value of $55,500 to a former member of the Board of Directors and Chief Executive Officer as compensation for assuming the role of Chief Executive Officer.

On November 1, 2007, the Company issued 200,004 shares of its common stock with a relative fair market value of $58,333 to purchasers of $350,000 of the Company’s newly issued convertible notes.

On November 7, 2007, the Company issued 310,435 shares of its common stock in lieu of cash payment of $155,215 of accrued interest to holders of convertible notes issued in 2006, who chose to extend the maturity date of their notes through February 28, 2008.

On March 4, 2008, the Company’s Board of Directors approved the Charter Amendment providing for, among other things, an increase in the number of authorized common shares that the Company may issue from 24,000,000 to 149,000,000 shares.  The holders of a majority of the Company’s outstanding shares of common stock consented to the Charter Amendment on March 4, 2008, which consent was subsequently ratified on August 29, 2008, November 19, 2008 and January 28, 2009.  On March 24, 2009, the Company filed an amendment to its Articles of Incorporation with the State of Nevada and increased the number of authorized shares of common stock it may issue to 149,000,000 and changed its name to Cross Canyon Energy Corp.

On March 6, 2008, the Company issued 130,449 shares of its common stock in lieu of cash in payment of $65,221 of accrued and current period interest to holders of its 2006 Notes.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

       Pursuant to restricted stock agreements entered into with the Company’s executive officers, Robert P. Munn, Chief Executive Officer, Carl A. Chase, Chief Financial Officer and Jim B. Davis, Senior Vice President of Operations, the Company has agreed, upon the effectiveness of the Charter Amendment, to grant restricted stock to each of Messrs. Munn, Chase and Davis. Mr. Munn is to receive 1,500,000 shares, Mr. Chase is to receive 1,125,000 shares, and Mr. Davis is to receive 750,000 shares of the Company’s common stock, each which vests equally as to one-third of the shares over a two year period, commencing on the effectiveness of the Charter Amendment and each of the first and second year anniversary of the grant dates.  The Company valued the restricted stock issuances on the grant date of each respective restricted stock agreement, May 22, 2008 for Messrs. Munn and Chase and October 1, 2208 for Mr. Davis.  Messrs. Munn and Chase restricted stock was valued at $0.52 per share and Mr. Davis’ restricted stock was valued at $0.70 per share and the Company recorded compensation expense for the vested portion of their stock awards of $131,069, $98,301 and $156,968 for Messrs. Munn, Chase and Davis, respectively, for the period from September 2, 2008 through December 31, 2008.  In addition, the Company represents on its consolidated balance sheets and consolidated statement of changes in stockholders’ equity (deficit) the issuance of 958,219 shares of restricted stock to Mr. Munn, 718,664 shares of restricted stock to Mr. Chase and 224,240 shares of restricted stock to Mr. Davis through December 31, 2008.

Predecessor Entity

Authorized and outstanding shares of common stock of Voyager at September 1, 2008 and December 31, 2007 are as follows:

	Authorized	Outstanding	Par Value
Common stock	10	10	$ 0.01

Holders of the common stock have exclusive voting rights and powers at shareholders’ meetings, including the exclusive right to notice of such shareholders’ meeting.

NOTE 13.                      GRANTS OF WARRANTS AND EMPLOYEE STOCK OPTIONS

The Company uses the Black-Scholes option-pricing model to estimate option fair values.  The option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire.

Volatilities are based on the historical volatility of the Company’s closing common stock price.  Expected term of options and warrants granted represents the period of time that options and warrants granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the options and warrants is based on the comparable U.S. Treasury rates in effect at the time of each grant.  The weighted average grant date fair value of options granted during the six months ended December 31, 20008 and the twelve months ended June 30, 2008, was $2.73 and $2.26, respectively.  The weighted average grant date fair value of warrants granted during the six month period ended December 31, 2008 and twelve month period ended June 30, 2008 was $2.43 and $2.36, respectively.  There have been no employee options or warrants exercised during the period May 12, 2006 (inception) through December 31, 2008.

On March 24, 2009, the Company filed the Charter Amendment to its Articles of Incorporation with the State of Nevada to increase its authorized shares of common stock to 149,000,000 and all of the vested stock options and warrants listed below are now exercisable.

On December 28, 2006, the Company granted two non-employees warrants to purchase up to an aggregate of 1,500,000 shares of its common stock at an exercise price of $0.25 per share for services rendered.  The warrants vested immediately and terminate on December 28, 2011.  The fair value of the warrants was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of the Company’s common stock on December 28, 2006, $0.25; expected volatility of 105%; risk free interest rate of 4.69%; and a term of five years.  The fair value of the warrants was $294,722 at December 28, 2006 and was recorded as share based compensation.

On May 22, 2007, the Company granted three non-employees warrants to purchase up to an aggregate of 1,050,000 shares of its common stock at an exercise price of $0.30 per share for services rendered.  The warrants vested immediately and terminate on May 22, 2012.  The fair value of the warrants was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of the Company’s common stock on May 22, 2007, $0.30; expected volatility of 160%; risk free interest rate of 4.76%; and a term of five years.  The fair value of the warrants was $294,623 at May 22, 2007 and was recorded as share based compensation.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
       On October 26, 2007, the Company granted three non-employees warrants to purchase up to an aggregate of 1,250,000 shares of its common stock at an exercise price of $0.35 per share for services rendered.  The warrants vested immediately and terminate on October 26, 2012.  The fair value of the warrants of $362,822, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of the Company’s common stock on October 26, 2007, $0.35; expected volatility of 170%; risk free interest rate of 4.04%; and an expected term of 2.5 years.  Due to the limited trading history of the Company’s common stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to the Company’s.

On December 19, 2007, the Company granted its former CEO, options to purchase up to 500,000 shares of its common stock at an exercise price of $0.35 per share for services rendered.  The options vested immediately and terminate on December 19, 2012.  The fair value of the options of $124,997, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of the Company’s common stock on December 19, 2007, $0.30; expected volatility of 177%; risk free interest rate of 3.46%; and a term of 2.5 years.  Due to the limited trading history of the Company’s common stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to the Company’s.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On December 19, 2007, the Company granted two non-employees warrants to purchase up to an aggregate of 1,100,000 shares of its common stock at an exercise price of $0.35 per share for services rendered.  The warrants vested immediately and terminate on December 19, 2012.  The fair value of the warrants of $274,993, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to the Company’s former CEO on December 19, 2007.

On February 28, 2008, the Company granted its former CEO, additional options to purchase up to 250,000 shares of its common stock at an exercise price of $0.54 per share for services rendered.  The options vested immediately and terminate on February 27, 2013.  The fair value of the options of $114,425, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise price as noted above; the market value of the Company’s common stock on February 28, 2007, $0.54; expected volatility of 178%; risk free interest rate of 2.73%; and a term of 2.5 years.  Due to the limited trading history of the Company’s common stock, the volatility assumption was estimated by averaging the volatility of two active companies that have operations similar to the Company’s.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On February 28, 2008, the Company granted a non-employee warrant to purchase up to an aggregate of 3,300,000 shares of its common stock at an exercise price of $0.54 per share for services rendered.  The warrants vested immediately and terminate on February 27, 2013.  The fair value of the warrants of $1,510,408, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to the Company’s former CEO on February 28, 2008.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As part of the Company’s employment agreement with Mr. Munn, its CEO, the Company granted stock options, exercisable for up to 500,000 shares of its common stock, at an exercise price of $0.52 per share, which option vests with respect to these shares on the filing of the Charter Amendment with the State of Nevada, 500,000 shares, at an exercise price of $0.57 per share, which option vests on May 22, 2009, and 500,000 shares, at an exercise price of $0.62 per share, which option vests on May 22, 2010.  The fair value of the $0.52 options of $232,369, which was expensed immediately due to the vesting provisions; the $0.57 options of $252,090 which is being amortized over the one year vesting period and the $0.62 options of $254,215 which is being amortized over the two year vesting period, was determined using the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: (i) for the $0.52 options; the exercise price, the market value of the Company’s common stock on May 22, 2008, $0.52; expected volatility of 169%; risk free interest rate of 3.52%; and a term of 3.5 years; (ii) for the $0.57 options; the exercise price, the market value of the Company’s common stock on May 22, 2008, $0.52; expected volatility of 216%; risk free interest rate of 3.52%; and a term of 4.0; and (iii) for the $0.62 options; the exercise price, the market value of the Company’s common stock on May 22, 2008, $0.52; expected volatility of 216%; risk free interest rate of 3.52%; and a term of 4.5 years.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

As part of the Company’s employment agreement with Mr. Chase, its CFO, the Company granted stock options, exercisable for up to 375,000 shares of its common stock, at an exercise price of $0.52 per share, which option vests with respect to these shares on the filing of the Charter Amendment with the State of Nevada, 375,000 shares, at an exercise price of $0.57 per share, which option vests on May 22, 2009, and 375,000 shares, at an exercise price of $0.62 per share, which option vests on May 22, 2010.  The fair value of the $0.52 options of $174,277, which was expensed immediately due to the vesting provisions; the $0.57 options of $189,068 which is being amortized over the one year vesting period and the $0.62 options of $190,661 which is being amortized over the two year vesting period, was determined using the Black-Scholes option-pricing model.  The assumptions and term utilized in the valuation were identical to those described above for valuation of the options granted to the Company’s CEO on May 22, 2008.

As part of a commission due to the investment banking firm that identified the holders of the Convertible Debentures, the Company has agreed to grant warrants, exercisable for up to 225,000 shares of the Company’s common stock, at an exercise price of $0.33 per share.  The warrants vested immediately and terminate on May 22, 2013.  The fair value of the warrants of $111,192, which was expensed immediately due to the vesting provisions and the lack of a future service requirement, was determined utilizing the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: the exercise prices as noted above; the market value of the Company’s common stock on May 22, 2008, $0.52; expected volatility of 216%; risk free interest rate of 3.24%; and a term of 2.5 years.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

As part of the Company’s employment agreement with Mr. Davis, its Senior Vice President of Operations, the Company granted stock options, exercisable for up to 333,334 shares of its common stock, at an exercise price of $0.54 per share, which option vests with respect to these shares on the filing of the Charter Amendment with the State of Nevada, 333,333 shares, at an exercise price of $0.59 per share, which option vests on October 1, 2009, and 333,333 shares, at an exercise price of $0.65 per share, which option vests on October 1, 2010.  The fair value of the $0.54 options of $121,938, which is being amortized through the date of the filing of the Charter Amendment (March 24, 2009); the $0.59 options of $122,021 which is being amortized over the one year vesting period and the $0.65 options of $121,675 which is being amortized over the two year vesting period, was determined using the Black-Scholes option-pricing model.  The significant assumptions used in the valuation were: (i) for the $0.54 options; the exercise price, the market value of the Company’s common stock on October 1, 2008, $0.70; expected volatility of 60%; risk free interest rate of 2.28%; and a term of 3.5 years; (ii) for the $0.59 options; the exercise price, the market value of the Company’s common stock on October 1, 2008, $0.70; expected volatility of 60%; risk free interest rate of 2.28%; and a term of 4.0; and (iii) for the $0.65 options; the exercise price, the market value of the Company’s common stock on October 1, 2008, $0.70; expected volatility of 60%; risk free interest rate of 2.28%; and a term of 4.5 years.  The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As part of the consideration for entry into the CIT Credit Facility, on September 2, 2008 the Company granted CIT Capital a warrant, exercisable for up to 24,199,996 shares of the Company’s common stock, at an exercise price of $0.35 per share (the “CIT Warrant”).  The CIT Warrant expires on September 2, 2013 and is exercisable upon the effectiveness of the Charter Amendment.

On September 19, 2008, the Company’s Board of Directors authorized the adoption of the Cross Canyon Energy Corp. (formerly ABC Funding, Inc.) 2008 Stock Incentive Plan (the “2008 Plan”).  The 2008 Plan was approved by holders of a majority of the Company’s outstanding shares of common stock on January 28, 2009.  The 2008 Plan provides for the issuance of up to 8,500,000 shares of the Company’s common stock to employees and non-employee directors through the issuance of stock options, restricted stock awards, stock appreciation rights and bonus stock.  The Company’s Board of Directors feel the stock options and stock-based incentives offered under the 2008 Plan play an important role in retaining the services of outstanding personnel and in encouraging such personnel, together with existing employees, to have a greater financial investment in the Company.  As of December 31, 2008, there were 1,000,000 non-qualified stock options and 750,000 shares of common stock issued to the Company’s Senior Vice President of Operations outstanding pursuant to the 2008 Plan.

A summary of stock option transactions for the six-month period ended December 31, 2008 and year ended June 30, 2008 is as follows:

	December 31, 2008		June 30, 2008
	Options	Wtd. Avg. Exercise Price	Options	Wtd. Avg. Exercise Price
Outstanding beginning of period	3,775,000	$0.51	150,000	$0.30
Granted	1,000,000	0.59	3,625,000	0.52
Exercised	--	--	--	--
Forfeited	--	--	--	--
Outstanding end of period	4,775,000	$0.53	3,775,000	$0.51
Exercisable end of period	1,150,000	$0.38	1,150,000	$0.38
Weighted average fair value of options granted		$2.73		$2.26

At December 31, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.30 to $0.65 per share and 4.77 years, respectively.

A summary of warrant transactions for the six-month period ended December 31, 2008 and year ended June 30, 2008 is as follows:

	December 31, 2008		June 30, 2008
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding beginning of period	12,125,000	$0.39	3,500,000	$0.32
Granted	24,199,996	0.35	8,625,000	0.42
Exercised	--	--	--	--
Forfeited	--	--	--	--
Outstanding end of period	36,324,996	$0.36	12,125,000	$0.39
Exercisable end of period	12,125,000	$0.39	12,125,000	$0.39
Weighted average fair value of warrants granted		$2.43		$2.36

At December 31, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding warrants was $0.05 to $0.60 and 4.21, respectively.  The intrinsic value of “in the money” warrants at December 31, 2008 was negligible.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 14.                      ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and natural gas properties and related facilities.  These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules.  The following table provides a summary of the Company’s asset retirement obligations:

	Successor Entity	Predecessor
	December 31, 2008	September 1, 2008
Balance, December 31, 2007	$--	$765,658

Fair value of liabilities assumed in acquisition	765,658	--
Liabilities incurred in current period	--	--
Upward revisions in estimated liabilities	92,875	--
Accretion expense	20,088	41,086
Balance at end of period	$878,621	$806,744

NOTE 15.                      RELATED PARTY TRANSACTION

Successor Entity

See Note 8 for a discussion of Series C Preferred stock issued to a director for cash consideration of $100,000.

Predecessor Entity

During 2004, Voyager entered into an Advisory Services, Reimbursement and Indemnification Agreement with Natural Gas Partners (“NGP”), a related party.  NGP is a majority partner in Voyager Gas Holdings LLP which, until the Voyager Acquisition, owned 100% of Voyager’s common stock.  This agreement states that Voyager will pay NGP $75,000 per year in advisory fees beginning in May 2005 until the earlier of (i) the date of dissolution of Voyager or (ii) the second anniversary of an initial public offering by Voyager.  During the period January 1 to September 1, 2008 and the year ended December 31, 2007, the total amount paid to NGP for advisory fees was $50,000 and $75,000, respectively.

NGP also served as a director of Voyager and for the period January 1 to September 1, 2008 and the year ended December 31, 2007, was paid $20,000 and, $30,000, respectively, in directors’ fees.

Upon the closing of the Voyager Acquisition, the Advisory Services, Reimbursement and Indemnification Agreement was terminated and NGP resigned its director position.

NOTE 16.                            COMMITMENTS AND CONTINGENCIES

Successor Entity

The Company has entered into a twelve month lease agreement effective February 1, 2009, to lease approximately 3,500 square feet of office space at a lease rate of $5,907, $20 per square foot, per month through January 31, 2010.  The Company’s new corporate offices are located at 6630 Cypresswood Drive, Suite 200, Spring, Texas 77379.  The Company has an option available to it to extend the lease for either a three or five year period at lease rates of $19 and $18 per square foot, respectively.  In order to exercise its option to extend the lease, the Company must provide notice of its desire to extend the lease during November 2009.  In addition to the lease payment, the Company must provide electrical and janitorial services.  The Company’s new corporate offices provide space for the technical and administrative employees it intends to employ to develop its Voyager Acquisition and implement its business plan of growth.

Commencing August 1, 2008, Voyager entered into an office lease agreement with GPI Tollway – Madison, LLC (“Landlord”) to provide office space in Addison, Texas.  The lease provides for approximately 2,173 rentable square feet at monthly rental rates ranging from $3,622 to $3,803 per month and terminates on October 31, 2011.  Effective November 1, 2008, Voyager executed an Assignment of Lease between Voyager as Tenant, GPI Tollway – Madison, LLC as Landlord and Addison Oil, LLC as Assignee pursuant to which Addison Oil, LLC assumed and agreed to make all payments and to perform and keep all promises, covenants and conditions and agreements of the lease by Tenant to be made, kept and performed from and after the assignment date.  Pursuant to the Assignment of Lease, Voyager does hereby remain liable for the performance of all covenants, agreements and conditions contained in the lease should Addison Oil LLC default on its obligations.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Predecessor Entity

During the years ended December 31, 2007 and 2006, Voyager leased office space under a non-cancellable operating lease.  Rent expense for the years ended December 31, 2007 and 2006 was $20,202 and $28,912, respectively.  Future minimum lease payments under this lease, which expired in 2008, were $15,754.

On August 1, 2007, Voyager Gas Corporation entered into a Gas Purchase and Sale Agreement with Copano Field Services/Agua Dulce L.P. (“Copano”) to deliver 100% of its owned and/or controlled gas produced from its Orcones field, Duval County, Texas for a term from August 1, 2007 until September 1, 2008, and shall continue from year to year thereafter until terminated by either party upon at least 60 days written notice to the other party prior to the end of the primary term or any anniversary thereof.

In the event Voyager terminates the agreement prior to August 1, 2008, then Voyager must pay Copano $200,000 or if Voyager terminates the agreement prior to August 1, 2009, then Voyager must pay Copano $100,000, as reimbursement for facility and connection costs.

NOTE 17.                            INCOME TAXES

The Company uses the liability method, where tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Prior to the acquisition of Voyager, the Company had minimal operations and generated no revenue. Consequently, the Company incurred net operating losses through September 1, 2008.

The components of the provision for income taxes are as follows:

	Successor Entity	Predecessor Entity
	Period September 2 through December 31,	Period January 1 through September 1,	Years Ended December 31,
	2008	2008	2007	2006

Current income tax (benefit) expense	$(803,994)	$1,155,982	$83,674	$--
Deferred income tax expense	640,565	(415,359)	5,759,859	805,503
Total income tax expense	$(163,429)	$740,623	$5,843,533	$805,503

The effective income tax rate differed from the federal statutory rate as follows:

	Successor Entity		Predecessor Entity
	Period September 2 through December 31,		Period January 1 to September 1,	Years Ended December 31,
	2008		2008	2007	2006

U.S. Federal statutory rate	34.00%		34.00%	34.00%	34.00%
State income tax	0.00%		0.00%	0.80%	0.50%
Permanent differences	(32.61)%		0.09%	(0.00)%	(10.30)%
Valuation allowance	0.00%		(16.63)%	(0.00)%	(0.00)%
Other	(1.7)%		(3.63)%	1.00%	1.23%
	(0.31	) %	13.83%	35.80%	24.43%

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
         Temporary differences in the amount of assets and liabilities recognized for financial reporting and tax purposes create deferred tax assets and liabilities, which are summarized as follows:

	Successor Entity	Predecessor Entity
	December 31,	December 31,
	2008	2007	2006
Current deferred tax assets (liabilities):
Unrealized loss on option contracts	$ --	$ --	$ (500,977)
Share based compensation	321,269	--	--
Other	--	--	(10,529)
Total current deferred tax assets (liabilities)	$ 321,269	$ --	$ (511,506)

Non-current deferred tax assets (liabilities):
Unrealized loss on option contracts	$ --	$ (71,274)	$ --
Unrealized gain on hedging contracts	(737,481)	--	--
Depletion, depreciation and amortization	(9,855,816)	(2,013,972)	(279,066)
Net operating losses	--	--	829,332
Intangible drilling costs	--	(109,509)	(919,713)
Gain on sale of oil and gas properties	--	(4,402,795)	--
Other	--	(43,261)	--
Total non-current deferred tax assets (liabilities)	$ (10,593,297)	$ (6,640,811)	$ (369,447)

Voyager South Texas Holdings, L.L.C. (“VST”) was formed in May 2006, in order to facilitate a Section 1031 exchange of certain oil and gas lease properties.  Voyager borrowed and guaranteed funds under its credit facility to fund the acquisition of the Duval County Properties through VST.  The acquisition of the Duval County Properties was recorded by allocating the total purchase consideration to the fair values of the net assets acquired.

To complete the IRS Section 1031 exchange, Voyager executed an asset sale agreement in January 2007 to sell the Garza lease property located in Garza County, Texas for approximately $29,000,000 in cash, resulting in a gain of approximately $13,000,000.  In February 2007, VST was merged with Voyager.  The IRS Section 1031 exchange did not qualify for like-kind exchange accounting for book purposes because the counter parties were not the same and the earnings process was completed with each leg of the exchange.

NOTE 18.                            SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The estimates of proved reserves are made using available geological and reservoir data as well as production performance data.  These estimates are reviewed at least annually and revised, either upward or downward, as warranted by additional data.  Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions as well as changes in the expected recovery rates associated with infill drilling.  Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner.  There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves.  Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The supplementary oil and gas data that follows is presented in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” and includes (1) capitalized costs, costs incurred and results of operations related to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

Proved oil and gas reserves estimates, all of which are located in the United States, were prepared by Voyager engineers for the year ended December 31, 2007.  For the period ended September 1, 2008, the proved oil and gas reserves estimates were prepared by the Company’s consulting reservoir engineer and for the year ended December 31, 2008, by the Company’s independent third party engineering firm, Ralph E. Davis Associates, Inc.  The reserve reports were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions.  Crude oil and natural gas prices in effect on the date of the reports were used without any escalation.  Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Proved Reserves

The following reserve schedule forth the changes in estimated quantities for proved reserves of the Company and its predecessor during each of the periods presented:

	Successor Entity		Predecessor Entity
	December 31, 2008		September 1, 2008		December 31, 2007
	Oil	Gas	Oil	Gas	Oil	Gas
Proved reserves as of:	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)
Beginning of period	783	10,918	1,172	19,213	2,881	10,453
Revisions of previous estimates	(242)	(2,515)	(345)	(7,779)	659	7,461
Extensions, discoveries and other additions	--	--	--	--	242	2,718
Sales in place	--	--	--	--	(2,564)	(351)
Production	(14)	(180)	(44)	(516)	(46)	(1,068)
End of period	527	8,223	783	10,918	1,172	19,213

Proved developed reserves for the year ended December 31, 2008 of the Successor Entity and the periods ended September 1, 2008 and December 31, 2007, of the Predecessor Entity were as follows:

	Successor Entity		Predecessor Entity
	December 31, 2008		September 1, 2008		December 31, 2007
	Oil	Gas	Oil	Gas	Oil	Gas
Proved developed reserves	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)
Beginning of period	567	7,042	768	9,132	2,260	5,689
End of period	298	4,520	567	7,042	768	9,132

Oil and Gas Operations

Net revenue from production in the following table includes only the revenue from the production and sale of oil and natural gas.  The income tax expense is calculated by applying the current statutory tax rates to the revenue after deducting costs, which include DD&A allowances.  The results of operations exclude general office overhead and interest expense attributable to oil and natural gas activities.  Aggregate results of operations in connection with the Company as successor and its predecessor’s oil and natural gas producing activities for each of the periods are shown below:

	Successor Entity	Predecessor Entity
	Period September 2 To December 31, 2008	Period January 1 To September 1, 2008	Year Ended December 31, 2007
Oil and natural gas sales	$2,347,653	$10,356,134	$11,348,577
Production costs (1)	(721,118)	(2,712,744)	(3,301,002)
Exploration expense	(20,652)	--	(9,399)
Depletion, depreciation and amortization	(990,675)	(1,704,746)	(1,750,808)
Accretion of asset retirement obligation	(20,088)	(41,086)	--
Income before income taxes	595,120	5,897,558	6,287,368
Income tax expense	(208,292)	(2,064,145)	(2,200,579)
Income from oil and gas operations	$386,828	$3,833,413	$4,086,789
______________

(1)
Production costs consist of lease operating expenses, salt water disposal costs, production taxes, ad valorem taxes, transportation, gathering and compression expense supporting the Company’s oil and natural gas operations.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cost Incurred in Oil and Gas Activities

Costs incurred in connection with the Company as successor and its predecessor’s crude oil and natural gas acquisition, exploration and development activities for each of the periods are shown below:

	Successor Entity	Predecessor Entity
	December 31, 2008	September 1, 2008	December 31, 2007
Property acquisition costs:
Proved	$43,033,360	$--	$--
Unproved	9,236,529	--	--
Total acquisition costs	52,269,889	--	--
Unproved acreage	--	37,000	--
Development costs	438,036	281,054	7,195,160
Exploration costs	20,652	--	9,399
Asset retirement costs	--	--	--
Total operations	$52,728,577	$318,054	$7,204,559

Asset retirement obligation (non-cash)	$878,621	$806,670	$765,658

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company as successor and its predecessor’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization for the periods ended December 31, 2008, September 1, 2008 and December 31 2007, are as follows:

	Successor Entity	Predecessor Entity
	December 31, 2008	September 1, 2008	December 31, 2007

Non-producing leaseholds	$9,236,529	$13,336,340	$13,299,340
Proved properties	43,033,360	35,459,391	35,178,337
Accumulated depletion, depreciation and amortization	(991,003)	(7,564,743)	(5,859,997)
Net capitalized costs	$51,278,886	$41,230,988	$42,617,680

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008, September 1, 2008 and December 31, 2007, in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	Successor Entity	Predecessor Entity
(Dollars in thousands)	December 31, 2008	September 1, 2008	December 31, 2007
Future cash inflows	$71,747	$172,121	$211,713
Future production costs (1)	(25,944)	(35,438)	(51,454)
Future development costs	(6,600)	(7,944)	(12,350)
Future net cash flows	39,203	128,739	147,909
10% annual discount for estimating timing of cash flows	(17,780)	(58,157)	(60,146)
Standardized measure of discounted future net cash flows at the end of period	$21,423	$70,582	$87,763
______________

(1)
Production costs consist of lease operating expenses, salt water disposal costs, production taxes, ad valorem taxes, transportation, gathering and compression expense supporting the Company’s oil and natural gas operations.

CROSS CANYON ENERGY CORP.
(formerly ABC Funding, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Future cash inflows are computed by applying year-end prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end.  The discounted future cash flow estimates do not include the effects of the Company or its predecessor’s derivative instruments.  The following table represents pricing for the Company and its predecessor’s oil and natural gas products on December 31, 2008, September 1, 2008 and December 31, 2007:

	Successor Entity	Predecessor Entity
	December 31, 2008	September 30, 2008	December 31, 2007
Crude oil ($ per barrel)	$42.41	$101.66	$71.40
Natural gas ($ per Mcf)	$6.01	$8.47	$6.66

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions.

Future development costs as of December 31, 2008, include $1.2 million, $2.0 million and $2.7 million that the Company expects to spend in 2009, 2010 and 2011, respectively, to develop proved non-producing and proved undeveloped reserves.

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company and its predecessor’s proved oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below:

	Successor Entity	Predecessor Entity
(Dollars in thousands)	Year Ended December 31, 2008	Period Ended September 2, 2008	Year Ended December 31, 2007
Standardized measure of discounted future net cash flows at the beginning of period	$70,582	$87,763	$73,284
Extensions, discoveries and improved recovery	--	--	9,964
Revisions of previous quantity estimates	(24,052)	(57,755)	21,395
Changes in estimated future development costs	1,344	4,406	4,520
Sales of reserves in place	--	--	(32,402)
Accretion of discount	20	41	--
Sales of oil and natural gas produced, net of production costs	(1,627)	(7,657)	(7,228)
Development costs incurred during the period	451	318	7,195
Net change in prices	(25,295)	43,466	11,035
Standardized measure of discounted future net cash flows at the end of period	$21,423	$70,582	$87,763

NOTE 19.                            SUBSEQUENT EVENTS

On March 24, 2009, the Company filed the Charter Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada changing its name from ABC Funding, Inc. to Cross Canyon Energy Corp. and increasing the number of common shares it is authorized to issue from 24,000,000 to 149,000,000.

On March 24, 2009, Energy Venture, Inc., a wholly-owned subsidiary of the Company, filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada changing its name from Energy Venture, Inc. to CCEC Operating Company.

           On March 24, 2009, the Company’s Series A, B, D and E preferred stock automatically converted into 21,911,854 shares of the Company’s common stock.

           On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, the Company’s senior lender notified it that its borrowing base was being reduced to $1 million, causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  The Company is currently in discussions with its senior lender to extend the sixty-day cure period to enable it to negotiate a readjustment to its borrowing base and a schedule for repaying any then-remaining borrowing base deficit.  (See Note 8.)