Form 10-Q
period 2009-03-31
CROSS CANYON ENERGY CORP.
filed 2009-06-03
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ____________.

COMMISSION FILE NO. 000-51710

CROSS CANYON ENERGY CORP.
(Exact name of small business as specified in its charter)

Nevada	56-2458730
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

6630 Cypresswood Drive, Suite 200
Spring, Texas 77379
(Address of principal executive offices, including zip code)

(832) 559-6060
(Issuer’s telephone number, including area code)

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
Yes ☐   No ☑

At June 1, 2009, the number of outstanding shares of the issuer’s common stock was 48,649,990.

CROSS CANYON ENERGY CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I
FINANCIAL INFORMATION
Item 1.                      Financial Statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$502,713	$1,323,077
Accounts receivable	608,858	616,754
Current portion of derivative asset	1,785,395	1,356,279
Prepaid expenses and other current assets	43,334	11,564
Total current assets	2,940,300	3,307,674

Oil and gas properties, using successful efforts method:
Proved properties	40,856,092	40,280,739
Unproved properties	11,889,814	11,989,150
Less accumulated depletion and depreciation	(1,503,542)	(991,003)
Net oil and gas properties	51,242,364	51,278,886
Other property and equipment, net	88,505	40,950
Deferred financing costs, net	1,591,957	1,728,411
Derivative asset	1,107,745	812,784
TOTAL ASSETS	$56,970,871	$57,168,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665,905	$576,619
Deferred taxes, current	--	416,212
Accrued liabilities	373,604	522,000
Convertible debt and other note payable	49,375	25,000
Credit facility – revolving loan	11,500,000	11,500,000
Credit facility - term loan, net of unamortized discounts of $9,100,370 and $9,572,412	12,899,630	12,427,588
Series C Preferred stock, $0.001 par value, 1,000 shares authorized and outstanding, with mandatory redemption	100,000	100,000
Derivative liabilities	1,033,104	554,181
Income taxes currently payable	508,991	508,991
Total current liabilities	27,130,609	26,630,591

Asset retirement obligation	897,781	878,621
Deferred income taxes	9,609,767	9,855,816
Total liabilities	37,638,157	37,365,028
Commitments and contingencies	--	--
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 999,000 and 842,505 undesignated authorized at March 31, 2009 and December 31, 2008, respectively
Series A Preferred stock, $0.001 par value, 99,395 shares authorized and outstanding	--	99
Series B Preferred stock, $0.001 par value, 37,100 shares authorized and outstanding	--	37
Series D Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	--	10
Series E Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	--	10
Common stock, $0.001 par value, 149,000,000 shares authorized, 47,711,464 and 25,264,260 outstanding at March 31, 2009 and December 31, 2008, respectively	47,711	25,264
Additional paid-in capital	15,519,051	14,782,392
Retained earnings	3,765,952	4,995,865
Total stockholders’ equity	19,332,714	19,803,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,970,871	$57,168,705

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Revenue:
Oil	$268,889	$1,943,482
Natural gas	484,271	1,944,061
Total revenue	753,160	3,887,543
Operating costs and expenses:
Lease operating expenses	303,497	1,447,304
Production taxes	57,645	236,518
Exploration expense	193,139	--
Accretion of asset retirement obligation	19,160	15,233
Depletion, depreciation and amortization	517,669	717,452
General and administrative expense	1,128,071	176,334
Total operating costs and expenses	2,219,181	2,592,841

Income (loss) from operations	(1,466,021)	1,294,702

Other income (expense):
Interest expense, net	(1,125,521)	(251,449)
Risk management	1,355,277	(489,050)
Change in fair value of derivatives	(655,909)	--
Total other income (expense)	(426,153)	(740,499)
Income (loss) before income taxes	(1,892,174)	554,203
Income tax provision (benefit)	(662,261)	193,971
Net income (loss)	(1,229,913)	360,232
Deemed dividend – beneficial conversion feature of preferred stock	(5,089,641)	--
Net income (loss) available to common shareholders	$(6,319,554)	$360,232

Net income (loss) per common share:
Basic and diluted	$(0.05)	$36,023.00

Weighted average number of common shares outstanding:
Basic and diluted	27,396,378	10

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series D		Series E		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2008	99,395	$ 99	37,100	$ 37	10,000	$ 10	10,000	$ 10	25,264,260	$ 25,264	$ 14,782,392	$ 4,995,865	$ 19,803,677
Series A Preferred converted to common	(99,395)	(99)	--	--	--	--	--	--	1,987,900	1,988	(1,889)	--	--
Series B Preferred converted to common	--	--	(37,100)	(37)	--	--	--	--	1,060,318	1,060	(1,023)	--	--
Series D Preferred converted to common	--	--	--	--	(10,000)	(10)	--	--	17,500,000	17,500	(17,490)	--	--
Series E Preferred converted to common	--	--	--	--	--	--	(10,000)	(10)	1,363,636	1,364	(1,354)	--	--
Discount for beneficial conversion feature on preferred stock	--	--	--	--	--	--	--	--	--	--	5,089,641	--	5,089,641
Deemed dividend on preferred stock	--	--	--	--	--	--	--	--	--	--	(5,089,641)	--	(5,089,641)
Stock-based compensation	--	--	--	--	--	--	--	--	535,349	535	581,429	--	581,964
Resolution of tainted liabilities	--	--	--	--	--	--	--	--	--	--	176,986	--	176,986
Net loss	--	--	--	--	--	--	--	--	--	--	--	(1,229,913)	(1,229,913)
Balances, March 31, 2009	--	$ --	--	$ --	--	$ --	--	$ --	47,711,463	$ 47,711	$ 15,519,051	$ 3,765,952	$ 19,332,714

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,229,913)	$360,232
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	517,669	717,452
Accretion of asset retirement obligation	19,160	15,233
Exploratory dry hole	99,332
Share based compensation	581,964	--
Amortization of deferred financing costs	136,454	--
Amortization of debt discounts	472,042	--
Change in fair value of energy swap derivatives	(724,077)	446,101
Change in fair value of derivatives	655,909	--
Deferred taxes	(662,261)	--
Changes in assets and liabilities:
Accounts receivable	7,896	527,982
Prepaid and other current assets	(31,770)	(38,827)
Accounts payable	89,286	260,484
Accrued liabilities and income taxes payable	(148,396)	183,220
Net cash provided by (used in) operating activities	(216,705)	2,471,877
Cash flows from investing activities:
Oil and natural gas property additions	(575,349)	(229,435)
Purchase of other property and equipment	(52,685)	--
Net cash used in investing activities	(628,034)	(229,435)
Cash flows from financing activities:
Proceeds from credit facility	--	2,922,952
Repayment of credit facility	--	(4,800,046)
Proceeds from issuance of debt	24,375	--
Bank overdraft	--	(316,239)
Net cash provided by (used in) financing activities	24,375	(2,193,333)
Net increase (decrease) in cash	(820,364)	49,109
Cash at beginning of period	1,323,077	--
Cash at end of period	$502,713	$49,109
Supplemental information:
Cash paid for interest	$537,969	$116,834
Cash paid for income taxes	--	--

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008

Non-cash investing and financing activities:
Conversion of Series A Preferred to common	$1,988	$--
Conversion of Series B Preferred to common	1,060	--
Conversion of Series D Preferred to common	17,500	--
Conversion of Series E Preferred to common	1,364	--
Resolution of tainted warrants	176,986	--

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Cross Canyon Energy Corp. (“Cross Canyon” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information.  Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2009, or for any subsequent period.  Therefore, please read these financial statements and notes to the consolidated financial statements together with the audited consolidated financial statements and notes thereto in Cross Canyon’s Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008.  Cross Canyon has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

The consolidated financial statements herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include the accounts of Cross Canyon Energy Corp. and its wholly-owned subsidiaries. All inter-company transactions are eliminated upon consolidation.

Impact of recently issued accounting standards

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on its disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on its operating results, financial position or cash flows.

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

Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price; companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and easing the standard for the inclusion of proved undeveloped reserves (“PUD’s”) and requiring disclosure of information indicating any progress toward the development of PUD’s.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  Paragraph 11(a) of Statement of Financial Accounting Standards No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  On January 1, 2009, the Company adopted EITF 07-5 and the adoption of this statement resulted in a derivative liability of $1,033,104.  There was not transition accounting for this derivative as these warrants were accounted for as derivatives under EITF 00-19 prior to the adoption of EITF 07-5.  However, on March 24, 2009, the Company authorized additional shares of common stock, which was sufficient to convert all potentially convertible instruments.  As a result, the derivative liabilities associated with these warrants would have been extinguished under EITF 00-19, but are now considered derivatives under EITF 07-5.  See Note 4 for additional discussion.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised.  On January 1, 2009, the Company adopted EITF 08-4.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2.                      GOING CONCERN UNCERTAINTY

As part of a semi-annual redetermination of the Company’s borrowing base under the CIT Capital USA Inc. credit facility (the “CIT Credit Facility,”) on May 5, 2009, the Company’s senior lender notified the Company that its borrowing base was being reduced to $1.0 million causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  In addition to the deficiency under the Company’s Revolving Loan, the capital expenditures required to maintain and/or grow production and reserves are substantial.  The Company's stock price has significantly declined over the past year with its last reported sale price on May 27, 2009 being $0.10 per share, which makes it more difficult to obtain equity financing on acceptable terms to address its liquidity issues.  In addition, as a result of reporting the Company’s total borrowings under its CIT Credit Facility as a current liability, the Company is reporting negative working capital at March 31, 2009.  The Company is currently in discussions with its senior lender to extend the sixty-day cure period to enable it to negotiate a readjustment to its borrowing base and a schedule for repaying any then-remaining borrowing base deficit.  Whereas management believes it will be successful in obtaining an acceptable forbearance agreement with its senior lender, there can be no assurance it will be successful in this regard.  Therefore, there is substantial doubt as to the Company's ability to continue as a going concern for a period longer than the current fiscal year.  Should the Company be unsuccessful in obtaining an acceptable forbearance agreement with its senior lender, it will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of its assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company.  Until the possible completion of the financial and strategic alternatives process, the Company's future remains uncertain and there can be no assurance that its efforts in this regard will be successful.

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

NOTE 3.                      NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
2006 convertible notes, convertible at $0.50 per share into 50,000 shares of common stock due February 28, 2008	$25,000	$25,000
Nine month note at 7.5% to finance the Company’s insurance premiums for general liability, umbrella, control of well and pollution	24,375	--
First lien revolving credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (4.05% at March 31, 2009) payable quarterly, principal and unpaid interest due on September 1, 2011, collateralized by a first mortgage on the Company’s oil and gas properties.	11,500,000	11,500,000
Second lien term credit facility with CIT Capital USA Inc., as administrative agent, bearing interest at an adjusted rate as defined in the agreement (6.55% at March 31,2009) payable quarterly, principal and unpaid interest due on March 1, 2012, collateralized by a second mortgage on the Company’s oil and gas properties.	22,000,000	22,000,000
Unamortized discount on second lien term credit facility	(9,100,370)	(9,572,412)
	$24,449,005	$23,952,588

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

As of March 31, 2009, the Company was not in compliance with the financial covenant requiring the Company to not permit its consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0 as required by the Revolving Loan and Term Loan agreements.

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, the Company’s senior lender notified the Company that its borrowing base was being reduced to $1 million, causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million. The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification. The Company is currently in discussions with its senior lender to extend the sixty-day cure period to enable it to negotiate a readjustment to its borrowing base and a schedule for repaying any then-remaining borrowing base deficit.

In addition to financial covenants, the Company is subject to various reporting obligations under the credit agreement. As part of the Company’s aforementioned discussions with its senior lender with respect to the adjusted borrowing base, the Company has obtained a waiver from its senior lender with respect to certain financial covenants under the credit agreement. The credit agreement includes the requirement that none of the audited financial statements for the Company, as reported on by its independent public accountants, contain a “going concern” or like qualification or exception. As a result of the senior lender reducing the Company’s borrowing base to $1 million resulting in the Company having a borrowing base excess of $10.5 million, the Company’s independent public accountants have reported a “going concern” qualification. The Company is in discussions with its senior lender to enter into a forbearance agreement and obtain a waiver of the going concern opinion and the financial covenant to not permit the ratio of its consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0, however, as of the date of this filing the Company has not received a waiver or entered into a forbearance agreement. As a result, all of the Company’s debt pursuant to the CIT Credit Agreement has been classified as a current liability on the Company’s balance sheet.

NOTE 4.                            DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

Derivative Assets

During the three month period ended March 31, 2009, the Company recorded realized gains on its hedging contracts with Macquarie of $206,887 and $424,323 for crude oil and natural gas, respectively.

        As of March 31, 2009, the Company had the following hedge contracts outstanding:

Crude Oil

				Total Barrels
Instrument	Beginning Date	Ending Date	Fixed	April 1 thru December 31, 2009	2010	2011
Swap	Oct-08	Dec-11	$ 110.35	7,684	7,575	5,712

Indexed to NYMEX WTI

Natural Gas

				Total MMBtu’s
Instrument	Beginning Date	Ending Date	Fixed	April 1 thru December 31, 2009	2010	2011
Swap	Oct-08	Dec-11	$ 7.82	309,508	328,203	262,080

Indexed to Inside FERC Houston Ship Channel

Derivative Liabilities

In periods prior to March 31, 2009, the outstanding convertible instruments, most notably common stock warrants and convertible debt, if converted, would have exceeded the number of authorized shares available for issuance.  Accordingly, the Company recorded a derivative liability in accordance with SFAS No. 133 and EITF Issue 00-19.  On March 24, 2009, the Company authorized a sufficient number of additional common shares.  As a result, the derivative liability under EITF Issue 00-19 was extinguished, resulting in a $176,986 reduction in the derivative liability and a corresponding adjustment to additional paid in capital.  Prior to extinguishment, the derivative liability was marked-to-market through March 24, 2009, which resulted in a $81,668 charge for the change in the fair value of the derivative.  The Company recorded a total charge of $655,909 for the aggregate change in the fair value of the derivative through March 31, 2009.

The Company further evaluated the application of EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,” and determined that due to the reset provisions in the warrant agreements dated May 21, 2008 and September 2, 2008, which were issued in connection with the convertible debentures used for its deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility issued on September 2, 2008.  Based on the guidance in SFAS 133 and EITF 07-05, the Company concluded these instruments should continue to be accounted for as derivatives as of March 31, 2009, due to the “down round” protection feature on the exercise prices.  Because these instruments were previously accounted for as derivatives in accordance with EITF Issue 00-19 and SFAS No. 133, there was not transition accounting or reporting required.  These instruments simply continued as derivatives and were marked-to-market through March 31, 2009.  At March 31, 2009, the aggregate derivative liability was $1,033,104.

The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.” These derivative instruments are not designated as hedging instruments under SFAS 133 and are disclosed on the balance sheet under “Derivative liabilities.” Previously, these instruments were classified as derivatives as the exercise of these securities would have caused the Company to exceed its number of authorized shares of common stock.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under “Derivative assets” and “Derivative liabilities:”

As of March 31, 2009
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Assets	$ 2,893,140	$ --	$ 2,893,140	$ --	$ 2,893,140
Total derivative assets	$ 2,893,140	$ --	$ 2,893,140	$ --	$ 2,893,140

Liabilities	$ 1,033,104	$ --	$ 1,033,104	$ --	$ 1,033,104
Total derivative liabilities	$ 1,033,104	$ --	$ 1,033,104	$ --	$ 1,033,104

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2009:

	Fair Value Measurements Using Level 2 Inputs
	Derivative Liabilities	Totals
Balance, December 31, 2008	$554,181	$554,181
Total gains or losses (realized/unrealized)
Included in net loss	655,909	655,909
Included in other comprehensive income	--	--
Purchases, issuances and settlements	(176,986)	(176,986)
Transfers in and/or out of Level 3	--	--
Balance, March 31, 2009	$1,033,104	$1,033,104

NOTE 5.                            PREFERRED STOCK AND COMMON STOCK

Preferred Stock

Upon the effectiveness of the Charter Amendment on March 24, 2009 to increase the Company’s authorized common shares, all of the outstanding Series A, B, D and E Preferred shares automatically converted into shares of the Company’s common stock.  The 99,395 outstanding shares of Series A Preferred converted into 1,987,900 common shares, the 37,100 outstanding shares of Series B Preferred converted into 1,060,318 common shares, the 10,000 outstanding shares of Series D Preferred converted into 17,500,000 common shares and the 10,000 outstanding shares of Series E Preferred converted into 1,363,636 common shares.

In addition, the Series A Preferred, Series B Preferred and Series D Preferred were evaluated under EITF 98-5 and EITF 00-27 and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contained beneficial conversion features. Because the conversion features were contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock prices, but recognized upon the removal of the contingency. Based on the commitment date stock prices, the beneficial conversion feature associated with the Series A, Series B and Series D Preferred was determined to be $5,089,641.  This beneficial conversion feature was recognized as a deemed dividend on the Company’s statements of operations during the quarter ended March 31, 2009.

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

Pursuant to restricted stock agreements entered into with the Company’s executive officers, Robert P. Munn, Chief Executive Officer, Carl A. Chase, Chief Financial Officer and Jim B. Davis, Senior Vice President of Operations, the Company has agreed, upon the effectiveness of the Charter Amendment, to grant restricted stock to each of Messrs. Munn, Chase and Davis. Mr. Munn is to receive 1,500,000 shares, Mr. Chase is to receive 1,125,000 shares, and Mr. Davis is to receive 750,000 shares of the Company’s common stock, each which vests equally as to one-third of the shares over a two year period, commencing on the effectiveness of the Charter Amendment and each of the first and second year anniversary of the grant dates. The Company valued the restricted stock issuances on the grant date of each respective restricted stock agreement, May 22, 2008 for Messrs. Munn and Chase and October 1, 2208 for Mr. Davis. Messrs. Munn and Chase restricted stock was valued at $0.52 per share and Mr. Davis’ restricted stock was valued at $0.70 per share and the Company recorded compensation expense for the vested portion of their stock awards of $96,164, $72,123 and $148,203 for Messrs. Munn, Chase and Davis, respectively, for the three month period ended March 31, 2009. In addition, the Company represents on its consolidated balance sheets the issuance of 1,143,151 shares of restricted stock to Mr. Munn, 857,363 shares of restricted stock to Mr. Chase and 435,959 shares of restricted stock to Mr. Davis through March 31, 2009.

NOTE 6.                      COMMON STOCK OPTIONS AND WARRANTS

A summary of stock option transactions for the three months ended March 31, 2009 is as follows:
	March 31, 2009
	Options	Wtd. Avg. Exercise Price
Outstanding beginning of period	4,775,000	$0.53
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding end of period	4,775,000	$0.53
Exercisable end of period	2,358,334	$0.46

At March 31, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.30 to $0.65 per share and 4.52 years, respectively.

A summary of warrant transactions for the three months ended March 31, 2009 is as follows:
	March 31, 2009
	Warrants	Wtd. Avg. Exercise Price
Outstanding beginning of period	36,324,996	$0.36
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding end of period	36,324,996	$0.36
Exercisable end of period	36,324,996	$0.36

At March 31, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding warrants was $0.05 to $0.60 and 3.97, respectively. The intrinsic value of “in the money” warrants at March 31, 2009 was negligible.

NOTE 7.                            SUBSEQUENT EVENTS

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, the Company’s senior lender notified the Company that its borrowing base was being reduced to $1 million, causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million. The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification. The Company is currently in discussions with its senior lender to extend the sixty-day cure period to enable it to negotiate a readjustment to its borrowing base and a schedule for repaying any then-remaining borrowing base deficit. (See Note 3)

        On June 2, 2009, Robert P. Munn, Chief Executive Officer, and Carl A. Chase, Chief Financial Officer, agreed to defer the payment of : (i) guaranteed bonuses to be paid on May 22, 2009, in the amount of $45,000 and $36,000 for Messrs. Munn and Chase, respectively, and (ii) guaranteed salary increases from $225,000 to $260,000 and from $180,000 to $210,000 annually effective May 22, 2009, for Messrs. Munn and Chase, respectively.  Payments of such earned amounts have been deferred until the earlier of: (i) the occurrence of an event requiring payment of such amounts under their respective employment agreements or (ii) January 2, 2010.

      On May 29 and March 1, 2009, the Company failed to file and have declared effective by the SEC a registration statement registering for resale the common stock underlying the Series D Preferred issued to the seller in the Voyager Acquisition and the common stock underlying the warrants issued to CIT Capital in the related acquisition financing.   As set forth below, the Company’s failure triggered potential monetary penalties under the registration statement governing its obligation to register such shares for resale.

Under the registration rights agreement, if the Company fails to have declared effective by the SEC a registration statement registering for resale the aforementioned shares of common stock within 180 days of the closing of the Voyager Acquisition, or by March 1, 2009, the Company is obligated to pay to the seller and CIT Capital, as partial liquidated damages and not as a penalty, cash, in the aggregate equal to (i) two percent (2%) of the product of $0.40 (the agreed upon valuation of underlying common stock) and the number of registerable securities, as defined in the registration rights agreement, held by such seller and (i) 0.8855% of the product of (A) $0.35 (the overlying warrant exercise price) and (B) the number of registerable securities held by CIT Capital on such date.  Furthermore, if the registration statement has not been declared effective by the SEC after 90 days have elapsed from the above 180 day registration requirement, or May 29, 2009, the Company is further obligated to pay the seller, as partial damages and not as a penalty, additional cash, in the aggregate equal to (i) three percent (3%) of the product of $0.40 and the number of registerable securities held by the seller and (ii) 2.48% of the product of (A) $0.35 and (B) the number of registerable securities held by CIT Capital on such date.  Upon a registration statement being declared effective, the Company may also be subject to certain additional penalties for failing to maintain the effectiveness of such registration statement.

The foregoing provisions notwithstanding, CIT Capital had agreed in the registration rights agreement that the Company shall not be liable for liquidated damages with respect to any unexercised warrants and the seller’s designee in the Voyager Acquisition has subsequently agreed to waive the penalties with respect to the registration statement not being declared effective within the initial 180 day period and with respect to not being declared effective after 90 days have elapsed from the 180 day registration requirement.  Although the Company does not anticipate the warrants being exercised at the current exercise price, it may become subject to the above-described monetary penalties should the holders choose to exercise the warrants.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARDING-LOOKING STATEMENTS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, projections, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Forward-looking statements are subject to certain risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

On September 2, 2008, we completed the Voyager Acquisition, whereby Voyager was designated as our predecessor and we succeeded to substantially all of its business operations and properties, including the Duval County Properties, consisting of ownership interests in oil and natural gas lease blocks in Duval County, Texas covering approximately 14,300 net acres. Since completing the Voyager Acquisition, we are engaged in the exploration, production, development and exploitation of the crude oil and natural gas reserves located in the Duval County Properties. We believe that these properties and other assets acquired in the Voyager Acquisition will provide us a number of opportunities to realize increased production and revenues. We also believe that the reserve base located in the Duval County Properties can be further developed through infill and step-out drilling of new wells, workovers targeting proved reserves and stimulating existing wells. As such, we plan to investigate and evaluate various formations therein to potentially recover additional incremental oil and natural gas reserves and to create new drilling programs to exploit the full reserve potential of the reservoirs located therein.

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

Basis of Presentation

For management discussion and analysis purposes, the operational data for the three months ended March 31, 2009, represents the financial results of Cross Canyon, (“Successor Entity”), and for the three months ended March 31, 2008 represents the financial results of Voyager, (“Predecessor Entity”.)

Three Months Ended March 31, 2009 and 2008

The following table represents sales of oil and natural gas and realized prices for the three months ended March 31, 2009 and 2008:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Net sales:
Oil (Bbls)	7,004	20,192
Natural gas (Mcf)	104,329	215,326

Average sales prices:
Oil ($ per Bbl)	$38.39	$96.25
Natural gas ($ per Mcf)	$4.64	$9.03

Revenue

Revenue. Revenue from the sale of oil and natural gas for the three months ended March 31, 2009 was $753,160 compared to revenue for the three months ended March 31, 2008 of $3,887,543, a decrease of 81%. We have experienced a significant decrease in both production and realized prices when compared to the 2008 period. Revenue received from the sale of our crude oil production decreased from $1,943,482 for the 2008 period to $268,889 for the 2009 period, a decrease of 86%. Our production of crude oil decreased from 20,192 barrels for the 2008 period to 7,004 barrels for the 2009 period, a decrease of 13,188 barrels. A majority of this decrease was attributable to one well, the Marchbanks-Cadena Well No. 115, which well experienced mechanical problems in December 2008. We performed a major workover on this well during the first quarter of this fiscal year and returned the well to production, albeit at a lower production rate than that experienced prior to the well ceasing production. This well accounted for 10,719 barrels of the decreased production. In addition, we experienced a decline in production rates from three additional wells acquired in the Voyager Acquisition representing a decrease in production of 2,741 barrels. During the fourth quarter of 2008 and first quarter of 2009, we successfully recompleted two oil wells which were not producing and added 1,048 barrels to production for the 2009 period.

For the three months ended March 31, 2009, we realized an average price for the sale of our crude oil of $38.39 per barrel compared to $96.25 per barrel for the 2008 period. Prices received for the sale of crude oil have seen a significant decline from the record highs experienced during 2008. We do not foresee crude oil prices rising to the levels seen in 2008; however, we are currently experiencing increases over the prices realized during the first fiscal quarter of this year. As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for crude oil and recorded a realized gain on our crude oil hedge of $206,887 for the three month period ended March 31, 2009.

Revenue from the sale of natural gas decreased from $1,944,061 for the 2008 period to $484,271 for the 2009 period, a decrease of 75%. As was the case with crude oil, we have experienced a significant decrease in both production and prices for our natural gas. Natural gas sales volumes decreased from 215,326 Mcf’s for the 2008 period to 104,329 Mcf’s for the 2009 period, a decrease of 52%. As discussed above, the Marchbanks-Cadena Well No. 115 experienced mechanical problems which resulted in a decrease in natural gas sales of 32,561 Mcf’s when comparing 2009 to 2008. Additionally, five of the wells acquired in the Voyager Acquisition have experienced significant declines in production rates resulting in a decrease of approximately 63,659 Mcf’s when compared to the 2008 period. The balance of the decline in production was a result of normal well decline.

For the three months ended March 31, 2009, we realized an average price for the sale of natural gas of $4.64 per Mcf compared to $9.03 per Mcf for the 2008 period. As experienced with crude oil, prices received for the sale of natural gas have seen a significant decline from the record highs experienced during 2008. We also do not foresee natural gas prices rising to the levels seen in 2008. We are experiencing a modest increase in prices during the second fiscal quarter with a price of $3.61 per Mmbtu for April 2009 production compared to $3.375 per Mmbtu for the month of March 2009 production. As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for natural gas and recorded a realized gain on our natural gas hedge of $424,313 for the three month period ended March 31, 2009.

Operating costs and expenses

Lease operating expenses. Lease operating expenses are comprised of costs to maintain, repair and produce our wells. Lease operating expenses for the three months ended March 31, 2009 were $303,497 compared to $1,447,304 for the three months ended March 31, 2008, a decrease of $1,143,807, or 79%. A significant portion of the lease operating expenses incurred during the 2008 period were $974,567 of well workover expenses. The Predecessor Entity performed remedial workover operations on three wells during the 2008 period, all of which were unsuccessful in increasing production. In addition, the Predecessor Entity incurred plugging and abandonment costs of $141,532 resulting from its obligation to plug certain wells on its Garza Lease property in West Texas, which it sold in 2007.

Our lease operating expenses approximate $100,000 per month to operate the Duval County Properties. Normal operating expenses are comprised of approximately 1/3rd salt water disposal, 1/3rd natural gas compression and 1/3rd operating costs such as contract gauging, maintenance and repair, ad valorem taxes and insurance. We have identified a wellbore incapable of production and are currently converting it to a salt water disposal well. Salt water disposal costs for the three month period ended March 31, 2009 were approximately $130,000. We believe that by providing our own salt water disposal facility at a cost of approximately $75,000, we can reduce our salt water disposal costs by approximately $40,000 per month with this savings to begin in June 2009. We have recently renegotiated the rental fees charged to us by the vendor which provides the rental compressors to us for our natural gas compression. Compression fees for the three months ended March 31, 2009 were approximately $95,000 and effective April 2009, our compression fees are projected to decrease by approximately $13,000 per month.

We have recently rendered our Duval County Properties to the Duval County tax assessor and have reduced our ad valorem taxes for fiscal 2009 to approximately $57,000 from $209,000 for fiscal 2008. We are continuing to search our cost structure to identify additional areas where the costs of operating our producing properties can be reduced to partially compensate for the reduction in production volumes and commodity prices.

Production taxes. Production taxes are comprised of the amounts we are obligated to pay to various regulatory agencies, which taxes are based on the value we receive from the sale of our crude oil and natural gas. Production taxes for the three months ended March 31, 2009 were $57,645 compared to $236,518 for the three months ended March 31, 2008. All of our revenue is attributable to the State of Texas. Severance taxes in the State of Texas are based upon the value of crude oil sold and natural gas produced and sold. Crude oil is taxed at the rate of 4.6% of the value sold and natural gas is taxed at the rate of 7.5% of the value of the natural gas produced. Oil and natural gas revenue for the 2008 period was significantly higher than the 2009 period resulting in the significant difference in production taxes when comparing the two periods.

           Exploration expense. We follow the successful efforts method of accounting for our oil and natural gas properties. As such, the costs of acquiring and analyzing seismic data, geological and geophysical consultants and exploratory wells which do not find hydrocarbons in commercial quantities are expensed when incurred. We reported exploration expenses of $193,139 for the three months ended March 31, 2009 and our predecessor had no exploration expenses in the prior year. During the 2009 period, we incurred expenses of $47,845 attributable to fees paid to consulting geoscientists who are performing geophysical interpretations of our 3-D seismic database acquired with the Voyager Acquisition and additional 2-D seismic acquired during the period. In addition during the period, we acquired an additional 2-D seismic line adjacent to our Duval County Properties to provide additional data for our seismic analysis and reprocessed our 3-D seismic data base to enhance the quality of the data for seismic interpretation. The cost of these items was approximately $44,064.

Based upon the exploration work provided above, we identified a “possible” well location to drill on our acquired acreage. On March 26, 2009, we spud the Hilda Parr Well No. 137 to test the Atlee formation. On March 31, 2009, we ran electric logs on the well which indicated good porosity and resistivity, but based upon core analysis and other reservoir testing tools, it was determined that the reservoir had been pressure depleted and on April 1, 2009, we elected to plug and abandon the well. The costs incurred through March 31, 2009 approximated $99,332 and were charged to exploratory dry hole expense.

We anticipate our exploration expenses will increase in the future as we continue to analyze our 3-D seismic database for additional drilling opportunities.

Accretion of asset retirement obligation. We have recorded the fair value of the asset retirement obligation relating to dismantlement and plugging and abandonment costs, excluding salvage values, of the Voyager Acquisition. Over time, accretion of this liability is recognized each period, and the capitalized cost is amortized over the useful life of the related assets. For the periods ended March 31, 2009 and 2008, we recorded accretion expense of $19,160 and $15,233, respectively.

Depletion, depreciation and amortization. We use the unit-of-production method to charge to expense the capitalized costs of our proved oil and natural gas properties on a field by field basis. Under this method, depletion is calculated by multiplying our capitalized costs of proved oil and natural gas properties by a fraction, the numerator being the equivalent production during the period and the denominator being the total proved equivalent oil and natural gas reserves. Depletion expense for the period ended March 31, 2009, was $512,539, or $3.50 per equivalent Mcf (“Mcfe”), compared to depletion expense of the Predecessor Entity of $714,948, or $1.06 per Mcfe for the period ended March 31, 2008. The increase in the depletion rate per Mcfe for the period ended March 31, 2009, was attributable to the increased value of our proved properties and decrease in the quantity of proved reserves when compared to the Predecessor Entity. We depreciate our fixed assets on a straight-line basis over the useful lives of the assets ranging from one to seven years. Depreciation expense for the period ended March 31, 2009 was $5,130 compared to $2,504 for the 2008 period.

General and administrative expenses. The following table summarizes general and administrative expenses for each of the periods ended March 31, 2009 and 2008:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008

Payroll and related expenses	$878,358	$115,623
Office administration	47,824	6,256
Professional fees	162,985	47,543
Other expenses	38,904	6,912
Total general and administrative expenses	$1,128,071	$176,334

General and administrative expenses for the three months ended March 31, 2009 were $1,128,071 compared to $176,334 for the Predecessor Entity for the three months ended March 31, 2008. Payroll and related expenses increased by $762,735 to $878,358 for the period ended March 31, 2009 compared to $115,623 for the period ended March 31, 2008. In accordance with the employment agreements we entered into with our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations, we granted restricted stock awards and stock options to each of these individuals and recorded non-cash compensation expense of $581,964 for the 2009 period. Our Predecessor Entity was not a publicly traded company and had no restricted stock or stock option compensation expense during the 2008 period. In conjunction with the restricted stock awards, we agreed to pay to our CEO and CFO an additional payment equal to the applicable taxes incurred on the restricted stock awards, which payment was recorded as a bonus in the amount of $97,608. During the 2009 period, we employed four individuals, one which left the Company in February, compared to three individuals being employed by our Predecessor Entity.

Office administration expenses for the 2009 period totaled $47,824 which was comprised of office rent, telephone and communications and other office expenses. This was an increase of $41,568 when compared to the 2008 period which increase was primarily attributable to relocating to our new executive offices. We anticipate that office administration expenses will decrease in the near term.

Professional fees, which are comprised of legal, accounting and audit, engineering and other consulting fees were $162,985 for the three months ended March 31, 2009, compared to $47,543 for the three months ended March 31, 2008. Our Predecessor Entity was not a public company and did not incur the public reporting expenses we did during the quarter. Our accounting and audit fees for the 2009 period were $71,850 which included fees for auditing our financial statements for the transition period July 1 through December 31, 2008, as well as our predecessor’s financial statements for the year ended December 31, 2008, and our Form S-1 filings with the SEC. We incurred legal fees of $46,235 primarily attributable to our SEC filings and corporate governance. As we do not employ a reservoir engineer, we incurred engineering fees of $34,352 attributable to reserve analysis from our engineering consultant and independent third party engineering firm for preparation of our year-end reserve report. Our predecessor incurred directors’ fees and financial advisory fees due to Natural Gas Partners in accordance with a financial advisory agreement totaling $26,250 for the three month period ended March 31, 2008. Upon closing of the Voyager Acquisition, the financial advisory agreement between Voyager and Natural Gas Partners was terminated.

Other expenses increased from $6,912 for the 2008 period to $38,904 for the 2009 period. Included in other expenses are the cost of travel and entertainment, directors’ and officers’ liability insurance and investor relations.

Income (loss) from operations

For the three months ended March 31, 2009, we reported a loss from operations of $1,466,021 compared to income from operations of $1,294,702 for the three months ended March 31, 2008.

Other income (expense)

Other expense for the period ended March 31, 2009 was $426,153 and is comprised of interest expense, net, risk management and change in fair value of derivatives. Other expense for the period ended March 31, 2008, is $740,499 and is comprised of interest expense and risk management.

Interest expense, net. The following table lists in comparative format the details of interest expense for the periods ended March 31, 2009 and 2008:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Interest on BOT Credit Facility	$--	$251,449
Interest on CIT Credit Facility	518,529	--
Amortization of CIT Credit Facility deferred financing costs	136,454	--
Amortization of CIT Credit Facility debt discounts	472,042	--
Other	(1,504)	--
	$1,125,521	$251,449

We incurred interest expense for the three months ended March 31, 2009, of $1,125,521 compared to $251,449 for the three months ended March 31, 2008. The significant components of interest expense for the 2009 period are interest incurred on our CIT Credit Facility of $518,529, amortization of deferred financing costs of $136,454 and amortization of debt discounts of $472,042, both amounts associated with our CIT Credit Facility. Our predecessor incurred interest expense pursuant to its Bank of Texas credit facility (“BOT Credit Facility”) of $251,449.

Risk management. The gain recorded from our risk management position for the three months ended March 31, 2009, was $1,355,277 compared to a loss for the 2008 period of $489,050. We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period as risk management in our consolidated statements of operations. At March 31, 2009, we recorded an unrealized gain of $724,077 related to our swap contracts. These swap contracts are related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited. In the first contract we agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU. In the second contract we agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel. During the 2009 period, we recorded realized gains on our energy swaps for oil and natural gas of $206,887 and $424,313, respectively.

Our predecessor entered into swap agreements pursuant to its BOT Credit Facility for its oil production. During the three months ended March 31, 2008, it recorded a realized loss on its energy swap of $42,949 and an unrealized loss of $446,101.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end. When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs, and counterparty risk.

Change in fair value of derivative liabilities. We have evaluated the application of SFAS No. 133 and EITF Issue 07-05 to the warrants issued with the May 21, 2008 convertible debentures used for our deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility to purchase our common stock issued on September 2, 2008. Based on the guidance in SFAS 133 and EITF 07-05, we concluded these instruments were required to continue to be accounted for as derivatives as of March 31, 2009, due to the “down round” protection feature on the exercise prices. We recorded the fair value of these derivatives on our balance sheet at fair value with changes in the values of these derivatives are reflected in the consolidated statements of operations as “Change in fair value of derivatives.” Based upon the foregoing, we recorded a change in fair value of derivatives of $655,909 during the period ended March 31, 2009.

Deemed dividend

Our Series A Preferred, Series B Preferred and Series D Preferred were evaluated under EITF 98-5 and EITF 00-27 and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contained beneficial conversion features. Because the conversion features were contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock prices. Based on the commitment date stock prices, the beneficial conversion feature associated with the Series A, Series B and Series D Preferred was $5,089,641, which beneficial conversion feature has been recognized as a deemed dividend on our statements of operations.

Net income (loss)

Our net loss for the three month period ended March 31, 2009 was $1,229,913, or net loss per share of $0.05 (basic and diluted) compared to net income of $360,232, or $36,023.00 (basic and diluted) for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for the fiscal year 2009 will be cash on hand, internally generated cash flows from operations following the Voyager Acquisition and our CIT Credit Facility. As of March 31, 2009, we had cash on hand in unrestricted accounts of $502,713 and negative working capital as a result of reporting our debt from our CIT Credit Facility as a current liability.

Cash Flows

The following table summarizes the cash flows for the three month periods ended March 31, 2009 and 2008:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2009

Net cash provided by (used in) operating activities	$(216,705)	$2,471,877
Net cash used in investing activities	(628,034)	(229,435)
Net cash provided by (used in) financing activities	24,375	(2,193,333)
Net increase (decrease) in cash	$(820,364)	$49,109

Net cash provided by (used in) operating activities. For the three month period ended March 31, 2009, we reported net cash used in operating activities of $216,705 compared to net cash provided by operating activities by our predecessor of $2,471,877 for the three month period ended March 31, 2008. For the 2009 period, we reported a net loss of $1,229,913.  This net loss was partially offset by non-cash charges to expense of $2,482,530 and non-cash charges to income of $1,386,338. Our predecessor reported net income of $360,232 and non-cash charges to expense of $1,178,786. During the 2009 period, we experienced a decrease in accounts receivable of $7,896 and an increase in accounts payable due to an increase in drilling activity of $89,286. These increases in operating activities were offset by an increase in prepaid expenses and other current assets of $31,770 and decreases in accrued liabilities of $148,396 resulting from payments of severance taxes and royalties. Our predecessor experienced a decrease in accounts receivable of $527,982 and increase in accounts payable and accrued liabilities of $260,484 and $183,220, respectively, partially offset by increases in prepaid expenses of $38,827.

        Net cash used in investing activities. During the three month period ended March 31, 2009, we incurred capital expenditures related to our well workover program and drilling costs of $575,349 and office furniture, computer equipment and leasehold improvements to accommodate our new office space of $52,685 for a total cash used in investing activities of $628,034. Our predecessor incurred capital expenditures on the Duval County Properties during the 2008 period of $229,435.

Net cash provided by (used in) financing activities. During the three month period ended March 31, 2009, we received cash proceeds of $24,375 used to pay for our insurance premiums for general liability, umbrella, control of well and pollution. During the period ended March 31, 2008, our predecessor borrowed $2,922,952 against its BOT Credit Facility, repaid $4,800,046 on the facility and paid down a bank overdraft of $316,239 for total cash used in financing activities of $2,193,333.

Credit Facility

On September 2, 2008 we entered into the CIT Credit Facility, consisting of a $50 million senior secured revolving loan (“Revolving Loan”) and a $22 million term loan (“Term Loan”).

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

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1.0 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million. Our credit agreement provides that we repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification. We are currently in discussions with our senior lender to extend the sixty-day cure period to enable us to negotiate a readjustment to our borrowing base and a schedule for repaying any then-remaining borrowing base deficit.

On April 21, 2009, the administrative agent and lenders agreed to waive our failure to comply with certain financial ratios, measured as of December 31, 2008, in the CIT Credit Facility with respect to (i) our ratio of EBITDAX to interest expense and our ratio of total debt to EBITDAX under the Revolving Loan and (ii) our ratio of total reserve value to total debt under the Term Loan. Such agent and lenders also waived compliance by us of these ratios for and during each fiscal period ending in 2009. As a condition to these waivers, we agreed that no further borrowings or loans may be requested or made under the Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.

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

As of March 31, 2009, we were not in compliance with the financial covenant requiring the Company to not permit its consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0 as required by the Revolving Loan and Term Loan agreements. As part of our discussions with our senior lender, we are requesting a waiver of this financial covenant.

As part of the consideration for entry into the Credit Facility, on September 2, 2008 we granted CIT Capital a warrant, exercisable for up to 24,199,996 shares of our common stock, at an exercise price of $0.35 per share (the “CIT Warrant”). The CIT Warrant expires on September 2, 2013 and became automatically exercisable on March 24, 2009, with the effectiveness of the Charter Amendment. We fair valued the warrants based upon the average closing price of our common stock for the five days prior to executing the Stock Purchase and Sale Agreement at $0.52 per share and recorded a discount to the Term Loan of $9,952,336 based upon the estimated fair value of the warrants. We are amortizing this discount to interest expense over the term of the Term Loan. As of March 31, 2009, $1,023,633 of this discount had been amortized as a component of interest expense.

CIT Capital, as lender, received a one percent (1%) overriding royalty interest (“ORRI”) of our net revenue interest in the oil and gas properties acquired in the Voyager Acquisition. The overriding royalty interest is applicable to any renewal, extension or new lease taken by us within one year after the date of termination of the ORRI Properties, as defined in the overriding royalty agreement covering the same property, horizons and minerals. We recorded a discount of $206,000 based upon the estimated fair value of the overriding royalty interest that was conveyed to the lender upon closing. We are amortizing this discount to interest expense over the term of the Term Loan. As of March 31, 2009, $34,333 of this discount had been amortized as a component of interest expense.

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

Registration Rights Agreement

On May 29 and March 1, 2009, we failed to file and have declared effective by the SEC a registration statement registering for resale the common stock underlying the Series D Preferred issued to the seller in the Voyager Acquisition and the common stock underlying the warrants issued to CIT Capital in the related acquisition financing.   As set forth below, our failure triggered potential monetary penalties under the registration statement governing our obligation to register such shares for resale.

Under the registration rights agreement, if we fail to have declared effective by the SEC a registration statement registering for resale the aforementioned shares of common stock within 180 days of the closing of the Voyager Acquisition, or by March 1, 2009, we are obligated to pay to the seller and CIT Capital, as partial liquidated damages and not as a penalty, cash, in the aggregate equal to (i) two percent (2%) of the product of $0.40 (the agreed upon valuation of underlying common stock) and the number of registerable securities, as defined in the registration rights agreement, held by such seller and (i) 0.8855% of the product of (A) $0.35 (the overlying warrant exercise price) and (B) the number of registerable securities held by CIT Capital on such date.  Furthermore, if the registration statement has not been declared effective by the SEC after 90 days have elapsed from the above 180 day registration requirement, or May 29, 2009, we are further obligated to pay the seller, as partial damages and not as a penalty, additional cash, in the aggregate equal to (i) three percent (3%) of the product of $0.40 and the number of registerable securities held by the seller and (ii) 2.48% of the product of (A) $0.35 and (B) the number of registerable securities held by CIT Capital on such date.  Upon a registration statement being declared effective, we may also be subject to certain additional penalties for failing to maintain the effectiveness of such registration statement.

The foregoing provisions notwithstanding, CIT Capital had agreed in the registration rights agreement that we shall not be liable for liquidated damages with respect to any unexercised warrants and the seller’s designee in the Voyager Acquisition has subsequently agreed to waive the penalties with respect to the registration statement not being declared effective within the initial 180 day period and with respect to not being declared effective after 90 days have elapsed from the 180 day registration requirement.  Although we do not anticipate the warrants being exercised at the current exercise price, we may become subject to the above-described monetary penalties should the holders choose to exercise the warrants.

**********

We generally will rely on cash generated from operations and cash on hand to fund our operations during the next twelve-month period. As previously discussed, as a condition to obtain waivers of certain financial covenants, we agreed that no further borrowings or loans may be requested or made under the CIT Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing. Additionally, we were notified by our senior lender on May 5, 2009, that our borrowing base had been reduced to $1.0 million and we have a borrowing base deficiency of $10.5 million. We are currently in discussions with our senior lender to extend the sixty-day cure period to enable us to negotiate a readjustment to our borrowing base and a schedule for repaying any then outstanding borrowing base deficiency. We can give you no assurance that we will be successful in extending the sixty-day cure period or entering into a forbearance agreement that is acceptable to us.

In addition to the deficiency under our Revolving Loan, the capital expenditures required to maintain and/or grow production and reserves are substantial. Our stock price has significantly declined over the past year with its last reported sale price at May 27, 2009 being $0.10 per share, which makes it more difficult to obtain equity financing on acceptable terms to address its liquidity issues. In addition, as a result of reporting our total debt pursuant to the CIT Credit Facility as a current liability, we are reporting negative working capital at March 31, 2009. We are currently in discussions with our senior lender to extend the sixty-day cure period to enable us to negotiate a readjustment to our borrowing base and a schedule for repaying any then-remaining borrowing base deficit. Whereas management believes it will be successful in obtaining an acceptable forbearance agreement with our senior lender, there can be no assurance we will be successful in this regard. Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year. Should we be unsuccessful in obtaining an acceptable forbearance agreement with our senior lender, we will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of our assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company. Until the possible completion of the financial and strategic alternatives process, the Company's future remains uncertain and there can be no assurance that its efforts in this regard will be successful.

Our cash flow from operations is driven by commodity prices and production volumes and the effect of our energy swap hedges. Whereas we have no control over commodity prices, we do have control over a significant portion of our operating costs and expenses. We have identified two specific opportunities at the Duval County Properties were we can reduce our salt water disposal costs by approximately $40,000 per month through the conversion of an idle wellbore to a salt water disposal well and have renegotiated the rental fees charged for our rental compressors producing a monthly savings of approximately $10,000. We also have significantly reduced our ad valorem taxes from the levels experienced in fiscal 2008 totaling $209,000 to approximately $57,000 for fiscal 2009 as a result of lower commodity prices and reserve quantities experienced to date during fiscal 2009. We are constantly reviewing our field operations to identify areas that would generate cost savings and will continue to monitor those costs throughout fiscal 2009.

          Our CEO and CFO have agreed to defer guaranteed bonuses and salary increases which were to be effective during our second fiscal quarter until the earlier of: (i) the occurrence of an event requiring payment of such amounts under their respective employment agreements or (ii) January 2, 2010.  In addition, we have negotiated reduced consulting fees from some of our critical consultants and postponed hiring of any additional technical and administrative personnel.

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

Recent Accounting and Reporting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on its disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on its operating results, financial position or cash flows.

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

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5). Under Issue 07-5, an instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables. An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Adoption of this statement did not have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on the Company’s financial statements.

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

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2009. This conclusion results from the continued existence of material weaknesses in our internal control over financial reporting including a lack of segregation of duties in financial reporting, a lack of accounting expertise at the Chief Executive Officer level, a general lack of entity level controls and an overreliance on consultants in the financial reporting process, specifically with regard to the valuation and reporting of our derivative assets and liabilities.. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

These weaknesses stem primarily from the early stage of our business operations and related lack of working capital to hire additional staff during the period covered by this quarterly report. With the completion of the Voyager Acquisition and its operations on September 2, 2008, there is an ever greater risk that a material misstatement of the financial statements could be caused, or at least not detected in a timely manner, due to our limited staff and insufficient segregation of duties.

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

PART II
OTHER INFORMATION

Item 4.                      Submission of Matters to a Vote of Security Holders.

On March 4, 2008, the Company’s Board of Directors approved the Charter Amendment providing for, among other things, an increase in the number of authorized common shares that the Company may issue from 24,000,000 to 149,000,000 shares. The holders of a majority of the Company’s outstanding shares of common stock consented to the Charter Amendment on March 4, 2008, which consent was subsequently ratified on August 29, 2008, November 19, 2008 and January 28, 2009. On March 24, 2009, the Company filed an amendment to its Articles of Incorporation with the State of Nevada and increased the number of authorized shares of common stock it may issue to 149,000,000.

Item 6.                      Exhibits

(a)	Exhibits

Exhibit Nos.	Description of Exhibit
31.1 **	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2 **	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf b y the undersigned, thereunto duly authorized.

CROSS CANYON ENERGY CORP.

By: /s/ Robert P. Munn	June 3, 2009
Robert P. Munn
Chief Executive Officer and Director

By: /s/ Carl A. Chase	June 3, 2009
Carl A. Chase
Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description of Exhibit
31.1 **	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2 **	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

** Filed herewith.