Form 10-Q
period 2009-06-30
CROSS CANYON ENERGY CORP.
filed 2009-08-18
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).
Yes ☐   No ☑

At August 17, 2009, the number of outstanding shares of the issuer’s common stock was 48,649,990.

CROSS CANYON ENERGY CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I
FINANCIAL INFORMATION
Item 1.                      Financial Statements.
CROSS CANYON ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (SUCCESSOR）
(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$346,817	$1,323,077
Accounts receivable	583,126	616,754
Current portion of derivative asset	1,352,350	1,356,279
Prepaid expenses and other current assets	62,122	11,564
Total current assets	2,344,415	3,307,674

Oil and gas properties, using successful efforts method:
Proved properties	40,848,770	40,280,739
Unproved properties	11,992,786	11,989,150
Less accumulated depletion and depreciation	(2,040,493)	(991,003)
Net oil and gas properties	50,801,063	51,278,886
Other property and equipment, net	87,575	40,950
Deferred financing costs, net	1,455,504	1,728,411
Derivative asset	679,772	812,784
TOTAL ASSETS	$55,368,329	$57,168,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$373,869	$576,619
Deferred taxes, current	--	416,212
Accrued liabilities	475,548	522,000
Convertible debt and other note payable	43,424	25,000
Credit facility – revolving loan	11,500,000	11,500,000
Credit facility - term loan, net of unamortized discounts of $8,590,943 and $9,572,412 at June 30, 2009 and December 31, 2008, respectively	13,409,057	12,427,588
Series C Preferred stock, $0.001 par value, 1,000 shares authorized and outstanding, with mandatory redemption	100,000	100,000
Derivative liabilities	979,462	554,181
Income taxes currently payable	58,569	508,991
Total current liabilities	26,939,929	26,630,591

Asset retirement obligation	914,788	878,621
Deferred income taxes	9,619,969	9,855,816
Total liabilities	37,474,686	37,365,028
Commitments and contingencies		--
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 999,000 and 842,505 undesignated authorized at June 30, 2009 and December 31, 2008, respectively
Series A Preferred stock, $0.001 par value, 99,395 shares authorized and outstanding	--	99
Series B Preferred stock, $0.001 par value, 37,100 shares authorized and outstanding	--	37
Series D Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	--	10
Series E Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	--	10
Common stock, $0.001 par value, 149,000,000 shares authorized, 48,038,691 and 25,264,260 outstanding at June 30, 2009 and December 31, 2008, respectively	48,039	25,264
Additional paid-in capital	15,869,607	14,782,392
Retained earnings	1,975,997	4,995,865
Total stockholders’ equity	17,893,643	19,803,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,368,329	$57,168,705

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
Revenue:
Oil	$492,897	$1,931,299	$761,786	$3,874,781
Natural gas	381,936	2,295,581	866,207	4,239,642
Total revenue	874,833	4,226,880	1,627,993	8,114,423
Operating costs and expenses:
Lease operating expenses	277,908	878,242	581,405	2,325,546
Production taxes	54,674	259,061	112,319	495,579
Exploration expenses	119,693	--	312,832	--
Accretion of asset retirement obligation	17,007	15,233	36,167	30,466
Depletion, depreciation and amortization	543,834	609,493	1,061,503	1,326,945
General and administrative expenses	795,582	281,818	1,923,653	458,152
Total operating costs and expenses	1,808,698	2,043,847	4,027,879	4,636,688

Income (loss) from operations	(933,865)	2,183,033	(2,399,886)	3,477,735

Other income (expense):
Other income	47,441	--	47,441	--
Interest expense, net	(1,090,344)	(192,832)	(2,215,865)	(444,281)
Gain (loss) on energy swap derivatives	(236,627)	(796,833)	1,118,650	(1,285,883)
Change in fair value of derivatives	53,642	--	(602,267)	--
Total other income (expense)	(1,225,888)	(989,665)	(1,652,041)	(1,730,164)

Income (loss) before income taxes	(2,159,753)	1,193,368	(4,051,927)	1,747,571
Income tax provision (benefit)	(1,032,059)	417,679	(1,032,059)	611,650

Net income (loss)	(1,127,694)	775,689	(3,019,868)	1,135,921
Deemed dividend – beneficial conversion feature of preferred stock	--	--	(5,089,641)	--
Net income (loss) available to common shareholders	$(1,127,694)	$775,689	$(8,109,509)	$1,135,921

Net income (loss) per common share:
Basic and diluted	$(0.02)	$77,568.90	$(0.22)	$113,592.10

Weighted average number of common shares outstanding:
Basic and diluted	47,839,717	10	37,674,521	10

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (SUCCESSOR)
(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series D		Series E		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2008	99,395	$ 99	37,100	$ 37	10,000	$ 10	10,000	$ 10	25,264,260	$ 25,264	$ 14,782,392	$ 4,995,865	$ 19,803,677
Series A Preferred Shares converted to common	(99,395)	(99)	--	--	--	--	--	--	1,987,900	1,988	(1,889)	--	--
Series B Preferred Shares converted to common	--	--	(37,100)	(37)	--	--	--	--	1,060,318	1,060	(1,023)	--	--
Series D Preferred Shares converted to common	--	--	--	--	(10,000)	(10)	--	--	17,500,000	17,500	(17,490)	--	--
Series E Preferred Shares converted to common	--	--	--	--	--	--	(10,000)	(10)	1,363,636	1,364	(1,354)	--	--
Discount for beneficial conversion feature on preferred stock	--	--	--	--	--	--	--	--	--	--	5,089,641	--	5,089,641
Deemed dividend on preferred stock	--	--	--	--	--	--	--	--	--	--	(5,089,641)	--	(5,089,641)
Stock-based compensation	--	--	--	--	--	--	--	--	862,577	863	931,985	--	932,848
Warrants previously recorded as derivatives	--	--	--	--	--	--	--	--	--	--	176,986	--	176,986
Net loss	--	--	--	--	--	--	--	--	--	--	--	(3,019,868)	(3,019,868)
Balances, June 30, 2009	--	$ --	--	$ --	--	$ --	--	$ --	48,038,691	$ 48,039	$ 15,869,607	$ 1,975,997	$ 17,893,643

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	Successor Entity	Predecessor Entity
Cash flows from operating activities:
Net income (loss)	$(3,019,868)	$1,135,921
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,061,503	1,326,945
Accretion of asset retirement obligation	36,167	30,466
Exploratory dry hole	167,516	--
Share based compensation	932,848	--
Amortization of deferred financing costs	272,907	--
Amortization of debt discounts	981,469	--
Change in fair value of energy swap derivatives	136,941	1,242,934
Change in fair value of derivatives	602,267	--
Deferred taxes	(1,032,059)	--
Changes in assets and liabilities:
Accounts receivable	33,628	425,729
Prepaid and other current assets	(50,558)	(17,514)
Other long-term assets	--	(3,622)
Accounts payable	(202,750)	916
Accrued liabilities and income taxes payable	(116,874)	482,798
Net cash provided by (used in) operating activities	(196,863)	4,624,573
Cash flows from investing activities:
Oil and natural gas property additions	(739,182)	(247,903)
Purchase of other property and equipment	(58,639)	--
Net cash used in investing activities	(797,821)	(247,903)
Cash flows from financing activities:
Proceeds from credit facility	--	4,731,574
Repayment of credit facility	--	(7,608,668)
Proceeds from issuance of debt	27,315	--
Repayment of debt	(8,891)	--
Bank overdraft	--	(316,239)
Net cash provided by (used in) financing activities	18,424	(3,193,333)
Net increase (decrease) in cash	(976,260)	1,183,337
Cash at beginning of period	1,323,077	--
Cash at end of period	346,817	$1,183,337
Supplemental information:
Cash paid for interest	$1,001,445	$469,616
Cash paid for income taxes	--	--

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2009	2008
	Successor Entity	Predecessor Entity

Non-cash investing and financing activities:
Conversion of Series A Preferred to common	$1,988	$--
Conversion of Series B Preferred to common	1,060	--
Conversion of Series D Preferred to common	17,500	--
Conversion of Series E Preferred to common	1,364	--
Resolution of tainted warrants	176,986	--
Earnest money deposit on sale of assets	--	801,525

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

The consolidated financial statements herein have been prepared in accordance with generally accepted accounting principles and include the accounts of Cross Canyon Energy Corp. and its wholly-owned subsidiaries.  All inter-company transactions are eliminated upon consolidation.

Impact of recently issued accounting standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting.  FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged.  The Company adopted FAS 107-1 in the second quarter of 2009.  There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments.  See Note 4 “Derivative Financial Instruments and Fair Value” for more details.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157).  FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FAS 157-4 in the second quarter of 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5).  Paragraph 11(a) of Statement of Financial Accounting Standards No. 133 Accounting for Derivatives and Hedging Activities (SFAS 133) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  On January 1, 2009, the Company adopted EITF 07-5 and the adoption of this statement resulted in a derivative liability of $979,462 at June 30, 2009.  There was not transition accounting for this derivative as these warrants were accounted for as derivatives under EITF 00-19 prior to the adoption of EITF 07-5.  However, on March 24, 2009, the Company authorized additional shares of common stock, which was sufficient to convert all potentially convertible instruments.  As a result, the derivative liabilities associated with these warrants would have been extinguished under EITF 00-19, but are now considered derivatives under EITF 07-5.  See Note 4 “Derivative Financial Instruments and Fair Value “ for additional discussion.

NOTE 2.                      GOING CONCERN UNCERTAINTY

As part of a semi-annual redetermination of the Company’s borrowing base under the CIT Capital USA Inc. credit facility (the “CIT Credit Facility,”) on May 5, 2009, the Company’s senior lender notified the Company that its borrowing base was being reduced to $1.0 million causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  The Company failed to repay or otherwise resolve the borrowing base deficiency and, commencing July 19, 2009, outstanding loans under the Revolving Loan and Term Loan began accruing interest at a default rate equal to the then applicable rate plus 3% per annum.  In addition to the default rate of interest, effective July 19, 2009, the Company’s Eurodollar loans were converted to prime rate loans, which in effect increased the Company’s interest rate on both its Revolving Loan and Term Loan by an additional 1.6% per annum resulting in a total increase in interest per annum of 4.6%.

In addition to the deficiency and resulting default under the Company’s Revolving Loan, the capital expenditures required to maintain and/or grow production and reserves are substantial.  The Company's stock price has significantly declined over the past year with its last reported sale price on August 14, 2009 being $0.10 per share, which makes it more difficult to obtain equity financing on acceptable terms to address its liquidity issues.  In addition, as a result of reporting the Company’s total borrowings under its CIT Credit Facility as a current liability, the Company is reporting negative working capital at June 30, 2009.

The Company is currently in discussions with its senior lender to obtain relief with respect to the borrowing base deficiency and certain other covenant breaches including a “going concern” qualification on its financial statements as of and for the year ended December 31, 2008 and the financial covenant requiring its current assets to current liabilities to not be less than 1.0 to 1.0.  There can be no assurances it will be successful in this regard.  Therefore, there is substantial doubt as to the Company's ability to continue as a going concern for a period longer than the current fiscal year.  Should the Company be unsuccessful in negotiations with its senior lender, it will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of its assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company, including under the federal bankruptcy laws (see Note 7).  Until the possible completion of the financial and strategic alternatives process, the Company's future remains uncertain and there can be no assurance that its efforts in this regard will be successful.

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

NOTE 3.                      NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
2006 convertible notes	$25,000	$25,000
Nine month note at 7.5% to finance the Company’s insurance premiums for general liability, umbrella, control of well and pollution	18,424	--
First lien revolving credit facility with CIT Capital USA Inc.	11,500,000	11,500,000
Second lien term credit facility with CIT Capital USA Inc,	22,000,000	22,000,000
Unamortized discount on second lien term credit facility	(8,590,943)	(9,572,412)
	$24,952,481	$23,952,588

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

On April 21, 2009, the administrative agent and lenders agreed to waive the Company’s failure to comply with certain financial ratios, measured as of December 31, 2008, in the CIT Credit Facility with respect to (i) the Company’s ratio of earnings before interest, taxes, depreciation and amortization and exploration expenses (“EBITDAX”) to interest expense and its ratio of total debt to EBITDAX under the Revolving Loan and (ii) its ratio of total reserve value to total debt under the Term Loan.  Such agent and lenders also waived compliance by the Company of these ratios for and during each quarterly fiscal period ending in 2009.  As a condition to these waivers, the Company agreed that no further borrowings or loans may be requested or made under the CIT Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.

As of June 30, 2009, the Company was not in compliance with the financial covenant requiring the Company to not permit its consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0 as required by the Revolving Loan and Term Loan agreements.  As part of the Company’s discussions with its senior lender, it is requesting a waiver of this financial covenant.  There can be no assurances given by the Company that it will be successful in obtaining a waiver of this financial covenant from its senior lender.

In addition to financial covenants, the Company is subject to various reporting obligations under the CIT Credit Facility.  The credit agreement includes the requirement that none of the audited financial statements for the Company, as reported on by its independent public accountants, contain a “going concern” or like qualification or exception.  As discussed in the following paragraph, as a result of the senior lender reducing the Company’s borrowing base to $1.0 million resulting in the Company having a borrowing base deficiency of $10.5 million, the Company’s independent public accountants have reported a “going concern” qualification.  The Company is in discussions with its senior lender to obtain a waiver of the going concern opinion; however, as of the date of this filing a waiver has not been received.  As a result of the going concern opinion, all of the Company’s debt pursuant to the CIT Credit Agreement has been classified as current on the Company’s consolidated balance sheets.  The Company has been unable to obtain a waiver or otherwise remedy the “going concern” qualification within the 30-day cure period which has constituted an Event of Default under its credit facility, permitting its senior lender to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.

On March 1, 2009 and May 29, 2009, the Company failed to file and have declared effective by the SEC a registration statement registering for resale the common stock underlying the Series D Preferred stock issued to the seller in the Voyager Acquisition and the common stock underlying the warrants issued to CIT Capital in the related acquisition financing.  As set forth below, the Company's failure triggered potential monetary penalties under the registration statement governing its obligation to register such shares for resale.

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

The foregoing provisions notwithstanding, CIT Capital agreed in the registration rights agreement that it shall not be liable for liquidated damages with respect to any unexercised warrants and the seller’s designee in the Voyager Acquisition has subsequently agreed to waive the penalties with respect to the registration statement not being declared effective within the initial 180 day period and with respect to not being declared effective after 90 days have elapsed from the 180 day registration requirement.  Although the Company does not anticipate the warrants being exercised at the current exercise price, it may become subject to the above-described monetary penalties should the holders choose to exercise the warrants.

        On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, the Company’s senior lender notified it that its borrowing base was being reduced to $1.0 million, causing its outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The credit agreement provides that the Company repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  The Company’s senior lender previously extended the sixty-day cure period to seventy-five days, or July 19, 2009, which extension has now expired.  On August 7, 2009, the administrative agent and lender formally notified the Company that an Event of Default had occurred by reason of the Company’s failure to cure the foregoing borrowing base deficiency, resulting in all loans outstanding under the credit agreement accruing, commencing as of July 19, 2009, interest at the Post Default Rate equal to the interest rate applicable to the Revolving Loan and Term Loan plus three percent (3%) per annum until such time as such Event of Default has been cured or waived.  In addition, no loans may be continued or converted into Eurodollar loans and no new loans may be requested.  The effect of converting the Company’s Eurodollar loans to prime rate loans has increased the Company’s interest rate on both its Revolving Loan and Term Loan by an additional 1.6% per annum for a combined increase of approximately 4.6% per annum.  By reason of the Event of Default, the senior lender is also permitted to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.

The Company is in on-going discussions with its senior lender to obtain a waiver or standstill arrangement to enable it to explore various strategic alternatives to resolve the borrowing base deficiency and to support the continued development of the Company’s operations and assets.  There can be no assurances given by the Company that it will be successful in negotiating any such arrangement with its senior lender.  Should the Company be unsuccessful in this regard, it will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of its assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company (for further discussion see Note 7).  In addition, failure by the Company to implement adequate financial or strategic alternatives may force the Company to seek protection from its senior creditor and others under the federal bankruptcy laws.

NOTE 4.                            DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

Derivative Assets

During the six month period ended June 30, 2009, the Company recorded realized gains on its hedging contracts with Macquarie Bank Limited of $349,231 and $906,360 for crude oil and natural gas, respectively.

As of June 30, 2009, the Company had the following hedge contracts outstanding:
Crude Oil
				Total Barrels
Instrument	Beginning Date	Ending Date	Fixed	July 1 thru December 31, 2009	2010	2011
Swap	Oct-08	Dec-11	$ 110.35	4,891	7,575	5,712

Indexed to NYMEX WTI

Natural Gas
				Total MMBtu’s
Instrument	Beginning Date	Ending Date	Fixed	July 1 thru December 31, 2009	2010	2011
Swap	Oct-08	Dec-11	$ 7.82	199,474	328,203	262,080

Indexed to Inside FERC Houston Ship Channel

Derivative Liabilities

In periods prior to March 24, 2009, the outstanding convertible instruments, most notably common stock warrants, preferred stock and convertible debt, if converted, would have exceeded the number of authorized shares available for issuance.  Accordingly, the Company recorded a derivative liability in accordance with SFAS No. 133 and EITF Issue 00-19.  On March 24, 2009, the Company authorized a sufficient number of additional common shares.  As a result, the derivative liability under EITF Issue 00-19 was extinguished, resulting in a $176,986 reduction in the derivative liability and a corresponding adjustment to additional paid-in capital.  Prior to extinguishment, the derivative liability was marked-to-market through March 24, 2009, which resulted in an $81,668 charge for the change in the fair value of the derivative.  The Company recorded a total charge of $602,267 for the aggregate change in the fair value of the derivative for the six months ended June 30, 2009.

The Company further evaluated the application of EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.  Certain warrant agreements dated May 21, 2008 and September 2, 2008, which were issued in connection with certain convertible debentures used for its deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility issued on September 2, 2008, contain reset provisions.  Based on the guidance in SFAS No. 133 and EITF 07-05, the Company concluded these instruments should continue to be accounted for as derivatives as of June 30, 2009, due to the “down round” protection feature on the exercise prices.  Because these instruments were previously accounted for as derivatives in accordance with EITF Issue 00-19 and SFAS No. 133, there was not transition accounting or reporting required.  These instruments simply continued as derivatives and were marked-to-market through June 30, 2009.  At June 30, 2009, the aggregate derivative liability was $979,462.

    The Company records the fair value of these derivatives on its consolidated balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.” These derivative instruments are not designated as hedging instruments under SFAS No. 133 and are disclosed on the consolidated balance sheet under “Derivative liabilities.”  Previously, these instruments were classified as derivatives as the exercise of these securities would have caused the Company to exceed its number of authorized shares of common stock.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Pursuant to SFAS 157, the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s non-performance risk on its liabilities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

    Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

    Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

    Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009. As required by SFAS 157, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under “Derivative assets” and “Derivative liabilities:”

As of June 30, 2009
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets	$ 2,032,122	$ --	$ 2,032,122	$ --	$ 2,032,122
Total derivative assets	$ 2,032,122	$ --	$ 2,032,122	$ --	$ 2,032,122

Liabilities	$ 979,462	$ --	$ 979,462	$ --	$ 979,462
Total derivative liabilities	$ 979,462	$ --	$ 979,462	$ --	$ 979,462

    The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 2) during the six month period ended June 30, 2009:
	Fair Value Measurements Using Level 2 Inputs
	Derivative Liabilities	Totals
Balance, December 31, 2008	$554,181	$554,181
Total gains or losses (realized/unrealized):
Included in net loss	602,267	602,267
Purchases, issuances and settlements	(176,986)	(176,986)
Balance, June 30, 2009	$979,462	$979,462

NOTE 5.                            PREFERRED STOCK AND COMMON STOCK

Preferred Stock

Upon the effectiveness of the Charter Amendment (as defined below) on March 24, 2009, to increase the Company’s authorized common shares, all of the outstanding Series A Preferred, Series B Preferred, Series D Preferred and Series E Preferred shares automatically converted into shares of the Company’s common stock.  The 99,395 outstanding shares of Series A Preferred converted into 1,987,900 common shares, the 37,100 outstanding shares of Series B Preferred converted into 1,060,318 common shares, the 10,000 outstanding shares of Series D Preferred converted into 17,500,000 common shares and the 10,000 outstanding shares of Series E Preferred converted into 1,363,636 common shares.

In addition, the Series A Preferred, Series B Preferred and Series D Preferred were evaluated under EITF 98-5 and EITF 00-27 and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contained beneficial conversion features.  Because the conversion features were contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock prices, but recognized upon the removal of the contingency.  Based on the commitment date stock prices, the beneficial conversion feature associated with the Series A Preferred, Series B Preferred and Series D Preferred was determined to be $5,089,641.  This beneficial conversion feature was recognized as a deemed dividend on the Company’s consolidated statements of operations during the six months ended June 30, 2009.

Common Stock

On March 4, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation providing for, among other things, an increase in the number of authorized common shares that the Company may issue from 24,000,000 to 149,000,000 shares (the “Charter Amendment”).  The holders of a majority of the Company’s outstanding shares of common stock consented to the Charter Amendment on March 4, 2008, which consent was subsequently ratified on August 29, 2008, November 19, 2008 and January 28, 2009.  On March 24, 2009, the Company filed an amendment to its Articles of Incorporation with the State of Nevada and increased the number of authorized shares of common stock it may issue to 149,000,000 and changed its name to Cross Canyon Energy Corp.

Pursuant to restricted stock agreements entered into as of May 22, 2008, with respect to the Company’s executive officers, Robert P. Munn, Chief Executive Officer, and Carl A. Chase, Chief Financial Officer and as of October 1, 2008, with respect to Jim B. Davis, Senior Vice President of Operations, the Company agreed, upon the effectiveness of the Charter Amendment, to grant restricted stock to each of Messrs. Munn, Chase and Davis.  Mr. Munn is to receive 1,500,000 shares, Mr. Chase is to receive 1,125,000 shares, and Mr. Davis is to receive 750,000 shares of the Company’s common stock, each which vests equally as to one-third of the shares over a two year period, commencing on the effectiveness of the Charter Amendment and each of the first and second year anniversary of the grant dates.  The Company valued the restricted stock issuances on the date of each respective restricted stock agreement, May 22, 2008 for Messrs. Munn and Chase and October 1, 2008 for Mr. Davis.  Messrs. Munn and Chase restricted stock was valued at $0.52 per share and Mr. Davis’ restricted stock was valued at $0.70 per share and the Company recorded compensation expense for the vested portion of their stock awards of $165,617, $124,212 and $213,648 for Messrs. Munn, Chase and Davis, respectively, for the six month period ended June 30, 2009.  In addition, the Company represents on its consolidated balance sheets the issuance of 1,276,713 shares of restricted stock to Mr. Munn, 957,535 shares of restricted stock to Mr. Chase and 529,452 shares of restricted stock to Mr. Davis through June 30, 2009.

Total unamortized share-based compensation expense associated with restricted stock awards as of June 30, 2009 was $422,780.

NOTE 6.                      COMMON STOCK OPTIONS AND WARRANTS

A summary of stock option transactions for the six months ended June 30, 2009 is as follows:

	June 30, 2009
	Options	Wtd. Avg. Exercise Price
Outstanding beginning of period	4,775,000	$0.53
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding end of period	4,775,000	$0.53
Exercisable end of period	3,233,334	$0.49

At June 30, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.30 to $0.65 per share and 4.27 years, respectively.

A summary of warrant transactions for the six months ended June 30, 2009 is as follows:

	June 30, 2009
	Warrants	Wtd. Avg. Exercise Price
Outstanding beginning of period	36,324,996	$0.36
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding end of period	36,324,996	$0.36
Exercisable end of period	36,324,996	$0.36

At June 30, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding warrants was $0.05 to $0.60 per share and 3.72 years, respectively.  The intrinsic value of “in the money” warrants at June 30, 2009 was negligible.

Total unamortized share-based compensation expense associated with outstanding stock options as of June 30, 2009 was $305,238.

NOTE 7.                            SUBSEQUENT EVENTS

On July 2, 2009, the Company entered into a service agreement with a financial advisory firm to assist the Company as requested: 1) to consider its strategic alternatives, and, if deemed appropriate, to implement an offering of securities to investors through a private placement of the Company’s equity securities; 2) to manage a merger and acquisition process and identify potential merger and acquisition candidates; and 3) to advise and negotiate on matters related to the workout and restructuring of the Company’s existing obligations, namely the CIT Credit Facility.

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, the Company’s senior lender notified the Company that its borrowing base was being reduced to $1.0 million, causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The credit agreement provides that the Company repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  The Company’s senior lender previously extended the sixty-day cure period to seventy-five days, or July 19, 2009, which extension has now expired.  On August 7, 2009, the administrative agent and lender formally notified the Company that an Event of Default had occurred by reason of its failure to cure the foregoing borrowing base deficiency, resulting in all loans outstanding under the CIT Credit Facility accruing, commencing as of July 19, 2009, interest at the Post Default Rate equal to the interest rate applicable to the Revolving Loan and Term Loan plus three percent (3%) per annum until such time as such Event of Default has been cured or waived.  In addition, no loans may be continued or converted into Eurodollar loans and no new loans may be requested.  The effect of converting the Company’s Eurodollar loans to prime rate loans has increased its interest rate on both the Revolving Loan and Term Loan by an additional 1.6% per annum for a combined increase of approximately 4.6% per annum on each loan.  By reason of the Event of Default, the senior lender is also permitted to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.  The Company is currently in discussions with its senior lender to obtain a waiver or standstill arrangement to enable it to explore various strategic alternatives to resolve the borrowing base deficiency and to support the continued development of the Company’s operations and assets.  There can be no assurances given by the Company that it will be successful in negotiating such an arrangement with its senior lender.

The Company has evaluated subsequent events through August 18, 2009, which is the date the consolidated financial statements were issued.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARDING-LOOKING STATEMENTS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, projections, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Forward-looking statements are subject to certain risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this report, and the risks discussed under “Risk Factors” in our Transition Report on Form 10-K on file with the Securities and Exchange Commission and in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Overview

On September 2, 2008, we completed the Voyager Acquisition, whereby Voyager Gas Corporation (“Voyager”) was designated as our predecessor and we succeeded to substantially all of its business operations and properties, including the Duval County Properties, consisting of ownership interests in oil and natural gas lease blocks in Duval County, Texas, which currently covers approximately 13,700 net acres.  Since completing the Voyager Acquisition, we are engaged in the exploration, production, development and exploitation of the crude oil and natural gas reserves located in the Duval County Properties.  We believe that these properties and other assets acquired in the Voyager Acquisition will provide us a number of opportunities to realize increased production and revenues.  We also believe that the reserve base located in the Duval County Properties can be further developed through infill and step-out drilling of new wells, workovers targeting proved reserves and stimulating existing wells.  As such, we are currently investigating and evaluating various formations therein to potentially recover additional incremental oil and natural gas reserves and to create new drilling programs to exploit the full reserve potential of the reservoirs located therein.

In conjunction with our semi-annual reserve redetermination for our senior lender, we have obtained a reserve valuation as of June 30, 2009, prepared by Ralph E. Davis Associates, Inc., an independent engineering firm.  The following tables summarize in comparative form the reports of Ralph E. Davis Associates, Inc.’s estimates of reserves, future production and income attributable to the Duval County Properties as of June 30, 2009 and December 31, 2008.  The reserves were valued pursuant to SEC guidance utilizing period-end prices as listed in the following table.

	As of June 30, 2009		As of December 31, 2008
Reserve category	Oil (MBbls)	Gas (Mmcf)	Oil (MBbls)	Gas (Mmcf)
Proved producing	80.96	1,772.36	68.81	1,974.26
Proved non-producing	253.12	2,417.00	229.32	2,545.55
Proved undeveloped	235.68	3,621.48	228.64	3,702.85
Total proved reserves	569.76	7,810.84	526.77	8,222.66

	Oil ($ per Bbl)	Gas ($ per Mcf)	Oil ($ per Bbl)	Gas ($ per Mcf)
Period-end prices	$66.50	$3.35	$43.66	$5.11

	As of June 30, 2009		As of December 31, 2008
Reserve category (dollars in thousands)	Future Net Income Undiscounted	Future Net Income Discounted at 10% (PV10)	Future Net Income Undiscounted	Future Net Income Discounted at 10% (PV10)
Proved producing	$6,807.92	$5,527.70	$8,466.60	$6,571.55
Proved non-producing	17,412.41	7,100.19	14,832.82	6,334.73
Proved undeveloped	17,231.29	11,360.65	15,903.89	8,516.93
Total proved reserves	$41,451.62	$23,988.54	$39,203.31	$21,423.21

To date, we have performed recompletions and/or remedial workovers on eight of the wells acquired in the Voyager Acquisition. Three of the wells acquired were not producing on the date of acquisition and two of these wells have been successfully recompleted to new formations and returned to a productive status.  Attempts to return the third well to a productive status were unsuccessful and the well has been converted to a salt water disposal well with the goal of reducing our salt water disposal costs, a significant component of our lease operating expenses, by approximately $40,000 per month.  Of the remaining five wells, one of the recompletion attempts was unsuccessful and four were successful.  Since the date of the acquisition, we have incurred approximately $993,228 in capital expenditures on this program, $568,033 during the six month period ended June 30, 2009.

We have a 180 day drilling clause on one of our major leases with the initial well to begin drilling operations by March 31, 2009, or at our option, renew the lease by paying a significant amount for a lease renewal.  Based upon our acquired 3-D seismic database, we identified a shallow, 3,000 foot prospect with potential for 0.5 Bcf of natural gas reserves.  On March 26, 2009, we began drilling operations and on March 31, 2009, ran electric logs on the well and determined the target reserves had been pressure depleted.  We elected to plug and abandon the well on April 1, 2009.  By drilling this well, we successfully extended the large lease of approximately 11,047 net acres by 180 days.  We incurred approximately $167,515 in drilling costs on this well.  We believe there are additional shallow well opportunities on the acquired acreage and, with the assistance of our consulting geoscientist, are continuing to analyze the subsurface structure.  Our next drilling operations on this lease must begin within 180 days of the plugging and abandonment date of the initial well drilled by us, or September 29, 2009.  Should we not begin drilling operations on this lease by September 29, 2009, we could potentially forfeit approximately 9,000 net acres, which forfeiture would significantly reduce the value of our reserves.

We are performing 3-D seismic analysis of our acquired proprietary seismic database and other modern technologies and production techniques to enhance our production and returns, and, although seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock and other modern technologies such as well logs are not always reliable indicators of hydrocarbon productivity, we believe use of such technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties.  This proprietary 3-D seismic data has been reprocessed by us and has improved the subsurface imaging over our acreage position.

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

The implementation of our foregoing strategy will require that we make significant capital expenditures in order to replace current production and find and develop new oil and natural gas reserves.  In order to finance our capital program, we will depend on cash flow from current operations, cash or cash equivalents on hand, or committed credit facilities, as discussed below in “Liquidity and Capital Resources.”

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

Our business and prospects must also be considered in light of the risks and uncertainties frequently encountered by companies in the oil and gas industry.  The successful development of oil and natural gas fields is highly uncertain and we cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any oil and natural gas production from our existing fields or other fields, if any, acquired in the future.  Risks and uncertainties associated with oil and natural gas production include:

•	reservoir performance and natural field decline;
•	changes in operating conditions and costs, including costs of third party equipment or services such as drilling and completion rigs;
•	the occurrence of unforeseen technical difficulties, including technical problems that may delay start-up or interrupt production;
•	the outcome of negotiations with co-venturers, governments, suppliers, or other third party operators;
•	our ability to manage expenses successfully;
•
regulatory developments, such as deregulation of certain energy markets or restrictions on exploration and production under laws and regulations related to environmental or energy security matters; and

•
volatility in crude oil and natural gas prices, actions taken by the Organization of Petroleum Exporting Countries to increase or decrease production and demand for oil and natural gas affected by general economic growth rates and conditions, supply disruptions, new supply sources and the competitiveness of alternative hydrocarbon or other energy sources.

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data for the six months ended June 30, 2009, represents the financial results of Cross Canyon Energy Corp., (“Successor Entity”), and for the six months ended June 30, 2008, represents the financial results of Voyager Gas Corporation, (“Predecessor Entity”).

   The following table represents sales of oil and natural gas and realized prices for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
Net sales:
Oil (Bbls)	8,736	15,561	15,740	35,754
Natural gas (Mcf’s)	100,960	191,258	205,289	406,583

Average sales prices:
Oil ($ per Bbl)	$56.42	$124.11	$47.11	$108.37
Natural gas ($ per Mcf)	$3.78	$12.00	$4.22	$10.43

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue

Revenue from the sale of oil and natural gas for the six months ended June 30, 2009 was $1,627,993 compared to revenue for the six months ended June 30, 2008 of $8,114,423, a decrease of $6,486,430, or 80%.  We have experienced a significant decrease in both production and realized prices when compared to the 2008 period.  Revenue received from the sale of our crude oil production decreased from $3,874,781 for the 2008 period to $761,786 for the 2009 period, a decrease of $3,112,995, or 80%.  Our production of crude oil decreased from 35,754 barrels for the 2008 period to 15,740 barrels for the 2009 period, a decrease of 20,014 barrels.  A majority of this decrease was attributable to one well, the Marchbanks-Cadena Well No. 115, which well experienced mechanical problems in December 2008.  We performed a major workover on this well during the first quarter of this fiscal year and returned the well to production.  However, production from this well was at a much lower rate than when it ceased production.  This well accounted for 16,264 barrels of the decreased production when compared to the 2008 period.  In addition, we experienced a decrease in production due to normal decline in production rates from eight additional wells acquired in the Voyager Acquisition representing a decrease in production of 5,107 barrels.  During the fourth quarter of 2008 and first quarter of 2009, we successfully recompleted two oil wells which were not producing and added 1,774 barrels to production for the 2009 period.

For the six months ended June 30, 2009, we realized an average price for the sale of our crude oil of $47.11 per barrel compared to $108.37 per barrel for the 2008 period.  Prices received for the sale of crude oil have seen a significant decline from the record highs experienced during 2008.  We do not foresee crude oil prices rising to the levels seen in 2008; however, we are currently experiencing increases over the average prices realized during the first six months of this fiscal year.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for crude oil and recorded a realized gain on our crude oil hedge of $349,231 for the six month period ended June 30, 2009.

Revenue from the sale of natural gas decreased from $4,239,642 for the 2008 period to $866,207 for the 2009 period, a decrease of $3,373,435, or 80%.  As was the case with crude oil, we have experienced a significant decrease in both production and prices for our natural gas.  Natural gas sales volumes decreased from 406,583 Mcf’s for the 2008 period to 205,289 Mcf’s for the 2009 period, a decrease of 50%.  As discussed above, the Marchbanks-Cadena Well No. 115 experienced mechanical problems which resulted in a decrease in natural gas sales of 59,837 Mcf’s when comparing 2009 to 2008.  Additionally, all of the remaining wells acquired in the Voyager Acquisition have experienced decreases in production due to normal declines in production rates resulting in a decrease of approximately 141,457 Mcf’s when comparing the 2009 period to production rates for the 2008 period.

For the six months ended June 30, 2009, we realized an average price for the sale of natural gas of $4.22 per Mcf compared to $10.43 per Mcf for the 2008 period.  As experienced with crude oil, prices received for the sale of natural gas have seen a significant decline from the record highs experienced during 2008.  We also do not foresee in the near term natural gas prices rising to the levels experienced in 2008.  We are continuing to experience downward pressure on our realized natural gas prices with our BTU adjusted price received for July 2009 sales of $4.26 per Mcf.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for natural gas and recorded a realized gain on our natural gas hedge of $906,360 for the six month period ended June 30, 2009.

Operating costs and expenses

Lease operating expenses. Lease operating expenses are comprised of costs to maintain, repair and produce our wells.  Lease operating expenses for the six months ended June 30, 2009, were $581,405 compared to $2,325,546 for the six months ended June 30, 2008, a decrease of $1,744,141, or 75%.  A significant portion of the lease operating expenses incurred during the 2008 period were well workover expenses of $1,593,990.  The Predecessor Entity performed remedial workover operations on four wells during the 2008 period, all of which were unsuccessful in increasing production.  In addition, the Predecessor Entity incurred plugging and abandonment costs of $148,006 resulting from its obligation to plug certain wells on its Garza Lease property in West Texas, which it sold in 2007.

For the six month period ended June 30, 2009, our lease operating expenses approximated $97,000 per month to operate the Duval County Properties.  The primary components of lease operating expenses were salt water disposal costs (45%), natural gas compression (26%) and normal operating costs such as contract gauging, maintenance and repair, ad valorem taxes and insurance (29%).  During the second fiscal quarter, we successfully converted an idle wellbore which was incapable of production, into a salt water disposal well at a capitalized cost of $96,580.  During July 2009, we began injecting salt water into the recently converted wellbore and eliminated the cost of trucking produced salt water to a commercial facility for disposal.  Salt water disposal costs for the six month period ended June 30, 2009, were approximately $260,000.  We believe that by providing our own salt water disposal facility, we will reduce our salt water disposal costs by approximately $40,000 per month with this savings beginning in July 2009.  As a further effort to reduce our cost structure, we have renegotiated the rental fees charged for four rental compressors to compress natural gas for delivery at the sales points and gas lifting of oil production.  Compression fees for the six months ended June 30, 2009, were approximately $150,000.  Effective April 2009, our compression fees were reduced by approximately $13,000 per month.

We have recently rendered our Duval County Properties to the Duval County tax assessor and have reduced our ad valorem taxes for fiscal 2009 to approximately $57,000 from $209,000 for fiscal 2008.  We anticipate our lease operating expenses on a monthly basis for the balance of fiscal 2009 to approximate $55,000.  We are continuing to search our cost structure to identify additional areas where the costs of operating our producing properties can be reduced to partially compensate for the significant reduction in production volumes and commodity prices.

Production taxes.  Production taxes are comprised of the amounts we are obligated to pay to various regulatory agencies, which taxes are based on the value we receive from the sale of our crude oil and natural gas.  Production taxes for the six months ended June 30, 2009 were $112,319 compared to $495,579 for the six months ended June 30, 2008.  All of our revenue is attributable to the State of Texas.  Severance taxes in the State of Texas are based upon the value of crude oil sold and natural gas produced and sold.  Crude oil is taxed at the rate of 4.6% of the value sold and natural gas is taxed at the rate of 7.5% of the value of the natural gas produced and sold.  Oil and natural gas revenue for the 2008 period was significantly higher than the 2009 period resulting in the significant difference in production taxes when comparing the two periods.

Exploration expenses.  We follow the successful efforts method of accounting for our oil and natural gas properties.  As such, the costs of acquiring and analyzing seismic data, geological and geophysical consultants and exploratory wells which do not find hydrocarbons in commercial quantities are expensed when incurred.  We reported exploration expenses of $312,832 for the six months ended June 30, 2009, and our predecessor had no exploration expenses in the prior year.  During the 2009 period, we incurred expenses of $97,658 attributable to fees paid to consulting geoscientists who are performing geophysical interpretations of our 3-D seismic database acquired with the Voyager Acquisition and additional 2-D seismic acquired during the current reporting period.  During the period we acquired an additional 2-D seismic line adjacent to our Duval County Properties to provide additional data for our seismic analysis and reprocessed our 3-D seismic data base to enhance the quality of the data for seismic interpretation.  The cost of these items was approximately $44,064.

Based upon the exploration work provided above, we identified a “possible” well location to drill on our acquired acreage.  On March 26, 2009, we spud the Hilda Parr Well No. 137 to test the Atlee formation.  On March 31, 2009, we ran electric logs on the well which indicated good porosity and resistivity, but based upon core analysis and other reservoir testing tools, it was determined that the reservoir had been pressure depleted.  On April 1, 2009, we elected to plug and abandon the well.  The costs incurred on this exploratory test well were $167,515 and were charged to exploratory dry hole expense.

We anticipate we will continue to incur expenses for our consulting geoscientist in the future as we continue to analyze our 3-D seismic database for additional drilling opportunities on our acquired acreage.

Accretion of asset retirement obligation. We have recorded the fair value of the asset retirement obligation relating to dismantlement and plugging and abandonment costs, excluding salvage values, of the Voyager Acquisition.  Over time, accretion of this liability is recognized each period, and the capitalized cost is amortized over the useful life of the related assets.  For the six months ended June 30, 2009 and 2008, we recorded accretion expense of $36,167 and $30,466, respectively.

Depletion, depreciation and amortization.  We use the unit-of-production method to charge to expense the capitalized costs of our proved oil and natural gas properties on a field by field basis.  Our Duval County Properties have been designated as one field by the Texas Railroad Commission.  Under this method, depletion is calculated by multiplying our capitalized costs of proved oil and natural gas properties by a fraction, the numerator being the equivalent production during the period and the denominator being the total proved equivalent oil and natural gas reserves.  Depletion expense for the six month period ended June 30, 2009, was $1,049,490, or $3.50 per equivalent Mcf (“Mcfe”), compared to depletion expense of the Predecessor Entity of $1,321,937, or $1.06 per Mcfe for the six month period ended June 30, 2008.  The increase in the depletion rate per Mcfe for the 2009 period was attributable to the increased recorded book value of our proved properties and decrease in the quantity of proved reserves when compared to the Predecessor Entity.  We depreciate our fixed assets on a straight-line basis over the useful lives of the assets ranging from one to seven years.  Depreciation expense for the six month period ended June 30, 2009 was $12,013 compared to $5,008 for the 2008 period.

General and administrative expenses.  The following table summarizes general and administrative expenses for each of the periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	Successor Entity	Predecessor Entity

Payroll and related expenses	$1,500,610	$234,303
Office administration	79,566	33,904
Professional fees	271,021	133,642
Other expenses	72,456	56,303
Total general and administrative expenses	$1,923,653	$458,152

General and administrative expenses for the six months ended June 30, 2009, were $1,923,653 compared to $458,152 for our Predecessor Entity for the six months ended June 30, 2008.  Payroll and related expenses increased by $1,266,307 to $1,500,610 for the period ended June 30, 2009, compared to $234,303 for the period ended June 30, 2008.  In accordance with the employment agreements we entered into with our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations, we granted restricted stock awards and stock options to each of these individuals and recorded non-cash compensation expense of $932,847 for the 2009 period.  Our Predecessor Entity was not a publicly traded company and incurred no equity compensation expense during the 2008 period.  Pursuant to their employment agreements and in conjunction with the restricted stock awards, we agreed to pay to our CEO and CFO an additional payment equal to the applicable taxes incurred on the restricted stock awards, which payment was recorded as a bonus in the amount of $97,608.

Our CEO and CFO have agreed to defer payment of guaranteed bonuses and increases in their base salaries, which were due to them effective May 22, 2009.  These deferred payments will be made the earlier of the occurrence of an event requiring payment of such earned amounts under their respective employment agreements or January 2, 2010.  The accrued and unpaid bonuses for our CEO and CFO as of June 30, 2009, are $45,000 and $36,000, respectively, and the accrued and unpaid base salary increases as of June 30, 2009 total $7,197.  We currently have only three employees, our CEO, CFO and Senior Vice President of Operations.

The expenses of administering our executive offices during the 2009 period totaled $79,566.  This was an increase of $45,662 when compared to the 2008 period with the increase mainly attributable to our executive office space and associated office administration expenses.  We anticipate that office administration expenses will decrease in the near term.

Professional fees, which are comprised of legal, accounting and audit, engineering and other consulting fees were $271,021 for the six months ended June 30, 2009, compared to $133,642 for the six months ended June 30, 2008.  Our Predecessor Entity was not a public company and did not incur the public reporting expenses incurred by us during the period.  Our accounting and audit fees for the 2009 period were $131,867 which included fees for auditing our financial statements for the transition period July 1 through December 31, 2008, as well as our predecessor’s financial statements for the period January 1 to September 1, 2008, our Form 10-Q for the quarterly period ended March 31, 2009 and our Form S-1 filings with the SEC.  We incurred legal fees of $76,140 primarily attributable to our SEC filings and general corporate matters.  As we do not employ a reservoir engineer, we incurred engineering fees of $43,881 attributable to reserve analysis from our previous engineering consultant and independent third party engineering firm for preparation of our independent reserve report as of December 31, 2008.  Our predecessor incurred directors’ fees and financial advisory fees due to Natural Gas Partners in accordance with a financial advisory agreement totaling $52,500 for the six month period ended June 30, 2008.  Upon closing of the Voyager Acquisition, the financial advisory agreement between Voyager and Natural Gas Partners was terminated.

Other expenses increased from $56,303 for the 2008 period to $72,456 for the 2009 period.  Included in other expenses are the cost of travel and entertainment, directors’ and officers’ liability insurance, investor relations and franchise and property taxes.

Income (loss) from operations

For the six months ended June 30, 2009, we reported a loss from operations of $2,399,886 compared to income from operations of $3,477,735 for the six months ended June 30, 2008.

Other income (expense)

Other income (expense) for the six months ended June 30, 2009 was an expense of $1,652,042 and is comprised of other income, interest expense, risk management and change in fair value of derivatives.  Other income (expense) for the period ended June 30, 2008, was an expense of $1,730,164 and is comprised of interest expense and risk management.

Other income.  As part of the Voyager Acquisition, we received certain outstanding checks previously issued to vendors and/or royalty owners of the Predecessor Entity.  Upon further investigation by us, it was determined these outstanding checks should have been voided, which we did during the three months ended June 30, 2009, and recognized other income of $47,441.

Interest expense, net.  The following table lists in comparative format the details of interest expense for the six month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	Successor Entity	Predecessor Entity
Interest on BOT Credit Facility	$--	$444,281
Interest on CIT Credit Facility	960,176	--
Amortization of CIT Credit Facility deferred financing costs	272,907	--
Amortization of CIT Credit Facility debt discounts	981,469	--
Other	1,313	--
	$2,215,865	$444,281

We incurred interest expense for the six months ended June 30, 2009, of $2,215,865 compared to $444,281 for the six months ended June 30, 2008.  The significant components of interest expense for the 2009 period are interest incurred on our CIT Credit Facility of $960,176, amortization of deferred financing costs of $272,907 and amortization of debt discounts of $981,469, both amounts associated with our CIT Credit Facility.  Our predecessor incurred interest expense pursuant to its Bank of Texas credit facility (“BOT Credit Facility”) of $444,281.

Risk management.  The gain recorded from our risk management position for the six months ended June 30, 2009, was $1,118,650 compared to a loss for the 2008 period of $1,285,883.  We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period as risk management in our consolidated statements of operations.  For the six months ended June 30, 2009, we recorded an unrealized loss of $136,941 related to our energy swap contracts.  These swap contracts are related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited.  In the first contract we agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU.  In the second contract we agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel.  During the 2009 period, we recorded realized gains on our energy swaps for crude oil and natural gas of $349,231 and $906,360, respectively.

Our predecessor entered into swap agreements pursuant to its BOT Credit Facility for its oil and natural gas production.  During the six months ended June 30, 2008, it recorded a realized loss on its energy swap of $42,949 and an unrealized loss of $1,242,934.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end.  When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs and counterparty risk.

Change in fair value of derivative liabilities.  We have evaluated the application of SFAS No. 133 and EITF Issue 07-05 to the warrants issued with the May 21, 2008 convertible debentures used for our deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility to purchase our common stock issued on September 2, 2008.  Based on the guidance in SFAS No. 133 and EITF 07-05, we concluded these instruments were required to continue to be accounted for as derivatives as of June 30, 2009, due to the “down round” protection feature on the exercise prices.  We recorded the fair value of these derivatives on our consolidated balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.”  Based upon the foregoing, we recorded a change in fair value of derivatives of $602,267 during the six month period ended June 30, 2009, and a derivative liability associated with the warrants of $979,462 at June 30, 2009.

Income tax provision (benefit)

During the six month period ended June 30, 2009, we recorded an income tax benefit of $1,032,059 attributable to our losses incurred during the period compared to an income tax expense of $611,650 for our predecessor for the six month period ended June 30, 2008.

Deemed dividend

Our Series A Preferred, Series B Preferred and Series D Preferred were evaluated under EITF 98-5 and EITF 00-27 and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contained beneficial conversion features.  Because the conversion features were contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock prices.  Based on the commitment date stock prices, the beneficial conversion feature associated with the Series A Preferred, Series B Preferred and Series D Preferred was $5,089,641, which beneficial conversion feature has been recognized as a deemed dividend in our consolidated statements of operations.

Net income (loss)

Our net loss for the six month period ended June 30, 2009 was $8,109,509, or net loss per share of $0.22 (basic and diluted) compared to net income of $1,135,921, or net income per share of $113,592.10 (basic and diluted) for the six months ended June 30, 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue

Revenue for the three month period ended June 30, 2009, was $874,833 compared to revenue for the three month period ended June 30, 2008 of $4,226,880, a decrease of $3,352,047.  Revenue from the sale of crude oil was $492,897 for the 2009 period compared to $1,931,299.  Sales of crude oil decreased from 15,561 barrels for the 2008 period to 8,736 barrels for the 2009 period, a decrease of 6,825 barrels.  Of this decrease, 5,545 barrels were attributable to our Marchbanks-Cadena Well No. 115.  The balance of the decrease was due to normal decline in production rates from our existing wells, which was partially offset by the successful recompletion of two wells which were idle wellbores when we acquired the properties.  For the 2009 period we received an average price of $56.42 per barrel compared to $124.11 per barrel for the 2008 period.  As previously discussed, we have experienced a precipitous decline in prices received from the sale of crude oil and do not believe crude oil prices will return to their historic highs achieved in 2008 anytime in the near future.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for crude oil and recorded a realized gain on our crude oil hedge of $142,344 for the three month period ended June 30, 2009.

Revenue from the sale of natural gas for the 2009 period was $381,936 compared to $2,295,581 for the 2008 period.  Sales volumes of natural gas for the 2009 period were 100,960 Mcf’s compared to 191,258 Mcf’s for the 2008 period, a decrease of 90,298 Mcf’s.  Our Marchbanks-Cadena Well No. 115, Hilda Parr Well No. 102 and Miller Well No. 124 produced at lower rates during the 2009 period with reductions of 27,277 Mcf’s, 12,556 Mcf’s and 15,567 Mcf’s, respectively, when compared to the 2008 period.  The additional decrease of 34,898 Mcf’s was attributable to normal field decline.  For the three month period ended June 30, 2009, we received an average price of $3.78 per Mcf for the sale of natural gas compared to $12.00 per Mcf during the three months ended June 30, 2008.  The oil and gas industry has experienced significant declines in the price received for natural gas and we do not see natural gas prices achieving their 2008 levels in the near future.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for natural gas and recorded a realized gain on our natural gas hedge of $482,046 for the three month period ended June 30, 2009.

Operating costs and expenses

Lease operating expenses.  Lease operating expenses for the three month period ended June 30, 2009, were $277,908 compared to $878,242 for the three month period ended June 30, 2008, a decrease of $600,334.  The primary component of the decrease in lease operating expenses was well workover expenses incurred by the Predecessor Entity of $619,423 of which we incurred minimum well workover expenses during the period.

Production taxes.  Production taxes for the three month period ended June 30, 2009 were $54,674 compared to $259,061 for the three month period ended June 30, 2008.  The decrease in production taxes was totally attributable to the decrease in oil and natural gas revenue.

Exploration expenses.  Exploration expenses for the three month period ended June 30, 2009, were $119,693 and are comprised of exploratory dry hole costs of $68,181 attributable to our Parr Hilda Well No. 137, which well was plugged and abandoned during the period, and consulting geoscientists of $51,512, who are working with our 3-D seismic database acquired with the Voyager Acquisition to map potential drilling locations on our acquired acreage.

Accretion of asset retirement obligation.  Accretion of our asset retirement obligation for the three month period ended June 30, 2009, was $17,007 compared to $15,233 during the three month period ended June 30, 2008.

Depletion, depreciation and amortization.  Depletion expense for the three month period ended June 30, 2009, was $536,951, or $3.50 per equivalent Mcf (“Mcfe”), compared to depletion expense of the Predecessor Entity of $606,989, or $2.13 per Mcfe for the three month period ended June 30, 2008.  The increase in the depletion rate per Mcfe for the 2009 period was attributable to the increased recorded book value of our proved properties and decrease in the quantity of proved reserves when compared to the Predecessor Entity.  We depreciate our fixed assets on a straight-line basis over the useful lives of the assets ranging from one to seven years.  Depreciation expense for the three month period ended June 30, 2009 was $6,883 compared to $2,504 for the 2008 period.

General and administrative expenses.  General and administrative expenses for the three month period ended June 30, 2009 were $795,582 compared to $281,818 for the three month period ended June 30, 2008, an increase of $513,764.  As previously discussed, our predecessor was not a publicly traded company and did not incur the non-cash expense of restricted stock awards and stock options.  During the three month period ended June 30, 2009, we recorded $350,883 of non-cash compensation expense associated with restricted stock awards and stock options granted to our executive officers.  In addition, we incurred additional increased payroll related expenses of $152,689 when compared to our predecessor, of which $89,476 represents deferred salary, bonus and payroll taxes due to our CEO and CFO, which have agreed to defer payment of such amounts until the earlier of the occurrence of an event requiring payment of such earned amounts under their respective employment agreements or January 2, 2010.

Income (loss) from operations.

For the three months ended June 30, 2009, we reported a loss from operations of $933,865 compared to income from operations of $2,183,033 for the three months ended June 30, 2008.

Other income (expense)

Other income (expense) for the three months ended June 30, 2009 was an expense of $1,225,888 and is comprised of other income, interest expense, risk management and change in fair value of derivatives.  Other income (expense) for the period ended June 30, 2008, was an expense of $989,665 and is comprised of interest expense and risk management.

Other income.  As part of the Voyager Acquisition, we received certain outstanding checks previously issued to vendors and/or royalty owners of the Predecessor Entity.  Upon further investigation by us, it was determined these outstanding checks should have been voided, which we did during the three months ended June 30, 2009, and recognized other income of $47,441.

Interest expense, net.  The following table lists in comparative format the details of interest expense for the three month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	Successor Entity	Predecessor Entity
Interest on BOT Credit Facility	$--	$192,832
Interest on CIT Credit Facility	441,647	--
Amortization of CIT Credit Facility deferred financing costs	136,453	--
Amortization of CIT Credit Facility debt discounts	509,427	--
Other	2,817	--
	$1,090,344	$192,832

We incurred interest expense for the three months ended June 30, 2009, of $1,090,344 compared to $192,832 for the three months ended June 30, 2008.  The significant components of interest expense for the 2009 period are interest incurred on our CIT Credit Facility of $441,647, amortization of deferred financing costs of $136,453 and amortization of debt discounts of $509,427, both amounts associated with our CIT Credit Facility.  Our predecessor incurred interest expense pursuant to its Bank of Texas credit facility (“BOT Credit Facility”) of $192,832.

Risk management.  The loss recorded from our risk management position for the three months ended June 30, 2009, was $236,627 compared to a loss for the 2008 period of $796,833.  We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period as risk management in our consolidated statements of operations.  For the three months ended June 30, 2009, we recorded an unrealized loss of $861,017 related to our energy swap contracts and we recorded realized gains on our energy swaps for crude oil and natural gas of $142,344 and $482,046, respectively.

Our predecessor entered into swap agreements pursuant to its BOT Credit Facility for its oil and natural gas production.  During the three months ended June 30, 2008, it recorded an unrealized loss of $796,833.

Change in fair value of derivative liabilities.  We have evaluated the application of SFAS No. 133 and EITF Issue 07-05 to the warrants issued with the May 21, 2008 convertible debentures used for our deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility to purchase our common stock issued on September 2, 2008.  Based on the guidance in SFAS No. 133 and EITF 07-05, we concluded these instruments were required to continue to be accounted for as derivatives as of June 30, 2009, due to the “down round” protection feature on the exercise prices.  We recorded the fair value of these derivatives on our consolidated balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.”  Based upon the foregoing, we recorded a gain on the change in fair value of derivatives of $53,642 during the three month period ended June 30, 2009.

Income tax provision (benefit)

During the three month period ended June 30, 2009, we recorded an income tax benefit of $1,032,059 attributable to our losses incurred during the period compared to an income tax expense of $417,679 for our predecessor for the three month period ended June 30, 2008.

Net income (loss)

Our net loss for the three month period ended June 30, 2009 was $1,127,694, or net loss per share of $0.02 (basic and diluted) compared to net income of $775,689, or net income per share of $77,568.90 (basic and diluted) for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, we are reporting negative working capital of $33.2 million compared to negative working capital of $32.9 million at December 31, 2008, or an increase in negative working capital of $0.4 million.  We have experienced a decrease in cash of $976,260, which decrease is primarily attributable to capital expenditures incurred on our Duval County Properties of $739,182, the purchase of fixed assets for our executive offices of $58,639, an increase in prepaid expenses attributable to our annual premiums for insurance of $50,558 and a reduction in our accounts payable and accrued liabilities of $202,750 and $46,452, respectively.  These decreases in working capital were partially offset by decreases in accounts receivable and increases in notes payable og $33,628 and $18,424, respectively.

Our main sources of liquidity and capital resources for fiscal year 2009 will be cash on hand, internally generated cash flows from operations following the Voyager Acquisition and realized gains on our energy swap hedges based upon current commodity price forecasts.  We currently have no availability for any additional borrowings from our CIT Credit Facility.  As of June 30, 2009, we had cash on hand in unrestricted accounts of $346,817 and negative working capital, primarily as a result of reporting our debt on our CIT Credit Facility as a current liability.

Cash Flows

The following table summarizes in comparative format the cash flows for the six month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	Successor Entity	Predecessor Entity

Net cash provided by (used in) operating activities	$(196,863)	$4,624,573
Net cash used in investing activities	(797,821)	(247,903)
Net cash provided by (used in) financing activities	18,424	(3,193,333)
Net increase (decrease) in cash	$(976,260)	$1,183,337

Net cash provided by (used in) operating activities. For the six month period ended June 30, 2009, we reported net cash used in operating activities of $196,863 compared to net cash provided by operating activities by our predecessor of $4,624,573 for the six month period ended June 30, 2008.  For the 2009 period, we reported a net loss of $3,019,868.  This net loss was partially offset by non-cash charges to expense of $4,191,618 and non-cash charges to income of $1,032,059.  Our predecessor reported net income of $1,135,921 and non-cash charges to expense of $2,600,345.  During the 2009 period, we experienced a decrease in accounts receivable of $33,628.  Offsetting this increase in working capital were increases in prepaid items, primarily insurance, of $50,558, decreases in accounts payable of $202,750 and decreases in accrued liabilities and income taxes payable of $116,874.  Our predecessor experienced a decrease in accounts receivable of $425,729 and increases in accounts payable and accrued liabilities of $483,714, partially offset by increases in prepaid expenses and other long-term assets of $21,136.

Net cash used in investing activities. During the six month period ended June 30, 2009, we incurred capital expenditures related to our well workover program and drilling costs of $739,182 and office furniture, computer equipment and leasehold improvements to accommodate our new office space of $58,639 for a total cash used in investing activities of $797,821.  Our predecessor incurred capital expenditures on the Duval County Properties during the 2008 period of $247,903.

Net cash provided by (used in) financing activities. During the six month period ended June 30, 2009, we received cash proceeds of $27,315 used for payment of our insurance premiums for general liability, umbrella, control of well and pollution and repaid $8,891 of this loan.  During the period ended June 30, 2008, our predecessor borrowed $4,731,574 against its BOT Credit Facility, repaid $7,608,668 on the facility and paid down a bank overdraft of $316,239 for total cash used in financing activities of $3,193,333.

Credit Facility

On September 2, 2008 we entered into the CIT Credit Facility, consisting of a $50 million senior secured revolving loan (“Revolving Loan”) and a $22 million term loan (“Term Loan”).

The Revolving Loan is subject to an initial borrowing base of $14.0 million, or an amount determined based on semi-annual reviews of our proved oil and gas reserves.  As of September 2, 2008 and continuing through June 30, 2009, we had borrowed $11.5 million under the Revolving Loan to finance the Voyager Acquisition, to repay the related bridge loan and transaction expenses, and to fund capital expenditures generally.  Monies advanced under the Revolving Loan mature on September 1, 2011, and bear interest at a rate equal to the prime rate or LIBOR, at our option, plus 0.75% to 2.50%, as the case may be.  On January 22, 2009, we obtained a six month LIBOR rate expiring July 22, 2009 on $1.0 million principal amount of the Revolving Loan, resulting in an annual interest rate of 4.045%.  On June 4, 2009, we obtained a three month LIBOR rate expiring September 4, 2009 on $10.5 million principal amount of the Revolving Loan, resulting in an annual interest rate of 3.15%.  As a result of our senior lender notifying us of an Event of Default on August 7, 2009, effective July 19, 2009, our annual interest rate on the $1.0 million and the $10.5 million principal amounts increased to 7.75% on both amounts.

The Term Loan provides for a one-time advance to us of $22.0 million.  We drew down the full amount on September 2, 2008, to finance the Voyager Acquisition and to repay the related bridge loan and transaction expenses.  Monies borrowed under the Term Loan mature on March 1, 2012 and bear interest at a rate equal to the prime rate or LIBOR, at our option, plus 4.0% to 5%, as the case may be, during the first twelve months after closing and plus 6.50% to 7.50%, as the case may be, thereafter.  On June 4, 2009, we obtained a three month LIBOR rate expiring September 4, 2009, resulting in an annual interest rate of 5.65%.  As a result of our senior lender notifying us of an Event of Default on August 7, 2009, effective July 19, 2009, our annual interest rate on the Term Loan increased to 10.25% and should we not obtain a waiver or standstill agreement will increase to 12.25% effective on September 4, 2009.

All borrowings under the Revolving Loan are secured by a first lien on all of our assets and those of our subsidiaries.  All borrowings under the Term Loan are secured by a second lien on all of our assets and those of our subsidiaries.

The loan instruments evidencing the Revolving Loan contain various restrictive covenants, including financial covenants requiring that we will not: (i) as of the last day of any fiscal quarter, permit our ratio of EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration expenses) for the period of four fiscal quarters then ending to interest expense for such period to be less than 2.0 to 1.0; (ii) at any time permit our ratio of total debt as of such time to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 4.0 to 1.0; and (iii) permit, as of the last day of any fiscal quarter, our ratio of (a) consolidated current assets (including the unused amount of the total commitments, but excluding non-cash assets under SFAS No. 133) to (b) consolidated current liabilities (excluding non-cash obligations under SFAS No. 133 and current maturities under the CIT Credit Facility) to be less than 1.0 to 1.0.

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

On April 21, 2009, the administrative agent and lenders agreed to waive our failure to comply with certain financial ratios, measured as of December 31, 2008, in the CIT Credit Facility with respect to (i) our ratio of EBITDAX to interest expense and our ratio of total debt to EBITDAX under the Revolving Loan and (ii) our ratio of total reserve value to total debt under the Term Loan.  Such agent and lenders also waived compliance by us of these ratios for and during each quarterly fiscal period ending in 2009.  As a condition to these waivers, we agreed that no further borrowings or loans may be requested or made under the Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.

As of June 30, 2009, we were not in compliance with the financial covenant requiring the Company to not permit its consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0 as required by the Revolving Loan and Term Loan agreements.  As part of our discussions with our senior lender, we are requesting a waiver of this financial covenant.  There can be no assurances given by us that we will be successful in obtaining a waiver of this financial covenant from our senior lender.

In addition to financial covenants, we are subject to various reporting obligations under the CIT Credit Facility.  The credit agreement includes the requirement that none of the audited financial statements of the Company, as reported on by our independent public accountants, contain a “going concern” or like qualification or exception.  As discussed in the following paragraph, as a result of the senior lender reducing our borrowing base to $1.0 million resulting in the Company having a borrowing base deficiency of $10.5 million, our independent public accountants have reported a “going concern” qualification.  We are in discussions with our senior lender to obtain a waiver of the going concern opinion; however, as of the date of this filing we have not received a waiver.  As a result of the going concern opinion, all of our debt pursuant to the CIT Credit Agreement has been classified as current on the Company’s balance sheet.  We have been unable to obtain a waiver or otherwise remedy the “going concern” qualification within the 30-day cure period which has constituted an Event of Default under our credit facility, permitting our senior lender to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1.0 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  Our credit agreement provides that we repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  Our senior lender previously extended the sixty-day cure period to seventy-five days, or July 19, 2009, which extension has now expired.  On August 7, 2009, the administrative agent and lender formally notified the Company that an Event of Default had occurred by reason of its failure to cure the foregoing borrowing base deficiency, resulting in all loans outstanding under the CIT Credit Agreement accruing, commencing as of July 19, 2009, interest at the Post Default Rate equal to the interest rate applicable to the Revolving Loan and Term Loan plus three percent (3%) per annum until such time as such Event of Default has been cured or waived.  In addition, no loans may be continued or converted into Eurodollar loans and no new loans may be requested.  The effect of converting our Eurodollar loans to prime rate loans has increased our interest rate on both the Revolving Loan and Term Loan by an additional 1.6% per annum for a combined increase of approximately 4.6% per annum on each loan.  By reason of the Event of Default, the senior lender is also permitted to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.  We are currently in discussions with our senior lender to obtain a waiver or standstill arrangement to enable it to explore various strategic alternatives to resolve the borrowing base deficiency and to support the continued development of the Company’s operations and assets.  There can be no assurances given by the Company that it will be successful in negotiating such an arrangement with its senior lender...

As part of the consideration for entry into the CIT Credit Facility, on September 2, 2008 we granted CIT Capital a warrant, exercisable for up to 24,199,996 shares of our common stock, at an exercise price of $0.35 per share (the “CIT Warrant”).  The CIT Warrant expires on September 2, 2013 and became automatically exercisable on March 24, 2009, with the effectiveness of the Charter Amendment.  We fair valued the warrants based upon the average closing price of our common stock for the five days prior to executing the CIT Credit Agreements and Voyager Gas Corporation Stock Purchase and Sale Agreement at $0.52 per share and recorded a discount to the Term Loan of $9,952,336 based upon the estimated fair value of the warrants.  We are amortizing this discount to interest expense over the term of the Term Loan.  As of June 30, 2009, $1,518,345 of this discount had been amortized as a component of interest expense in our consolidated statements of operations.

CIT Capital, as lender, received a one percent (1%) overriding royalty interest (“ORRI”) of our net revenue interest in the oil and gas properties acquired in the Voyager Acquisition.  The overriding royalty interest is applicable to any renewal, extension or new lease taken by us within one year after the date of termination of the ORRI Properties, as defined in the overriding royalty agreement covering the same property, horizons and minerals.  We recorded a discount of $206,000 based upon the estimated fair value of the overriding royalty interest that was conveyed to the lender upon closing.  We are amortizing this discount to interest expense over the term of the Term Loan.  As of June 30, 2009, $49,048 of this discount had been amortized as a component of interest expense in our consolidated statements of operations.

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

Registration Rights Agreement

On March 1, 2009 and May 29, 2009, we failed to file and have declared effective by the SEC a registration statement registering for resale the common stock underlying the Series D Preferred stock issued to the seller in the Voyager Acquisition and the common stock underlying the warrants issued to CIT Capital in the related acquisition financing.  As set forth below, our failure triggered potential monetary penalties under the registration statement governing our obligation to register such shares for resale.

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

The foregoing provisions notwithstanding, CIT Capital agreed in the registration rights agreement that we shall not be liable for liquidated damages with respect to any unexercised warrants and the seller’s designee in the Voyager Acquisition has subsequently agreed to waive the penalties with respect to the registration statement not being declared effective within the initial 180 day period and with respect to not being declared effective after 90 days have elapsed from the 180 day registration requirement.  Although we do not anticipate the warrants being exercised at the current exercise price, we may become subject to the above-described monetary penalties should the holders choose to exercise the warrants.

****************************************************

We generally will rely on cash generated from operations, cash generated from our energy swap hedges and cash on hand to fund our operations during the next twelve-month period.  As previously discussed, as a condition to obtain waivers of certain financial covenants, we agreed that no further borrowings or loans may be requested or made under the CIT Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing.  Additionally, we were notified by our senior lender on May 5, 2009, that our borrowing base had been reduced to $1.0 million and we have a borrowing base deficiency of $10.5 million.  Additionally, we have a “going concern” opinion and as of June 30, 2009, we are not in compliance with the financial covenant requiring us to not permit our consolidated current assets to consolidated current liabilities to be less than 1.0 to 1.0.  On August 7, 2009, our senior lender formally notified us that an Event of Default had occurred by reason of our failure to cure the foregoing borrowing base deficiency resulting in all loans outstanding under the CIT Credit Facility accruing, commencing July 19, 2009, interest at the Post Default Rate equal to the interest rate applicable to the Revolving Loan and Term Loan plus three percent (3%) per annum until such time as such Event of Default has been cured or waived..  In addition, no loans may be continued or converted into Eurodollar loans and no new loans may be requested.  The effect of converting our Eurodollar loans to prime rate loans has increased our interest rate on both the Revolving Loan and Term Loan by an additional 1.6% per annum for a combined increase of approximately 4.6% per annum.

In addition to the deficiency under our Revolving Loan, the capital expenditures required to maintain and/or grow production and reserves are substantial.  We are obligated to begin drilling operations on one of our significant leases by September 29, 2009, or risk abandoning approximately 9,000 acres of our approximate 13,700 net acres we currently own following the Voyager Acquisition.  Our stock price has significantly declined over the past year with its last reported sale price on August 14, 2009 being $0.10 per share, which makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues.  In addition, primarily as a result of reporting our total debt pursuant to the CIT Credit Facility as a current liability, we are reporting negative working capital at June 30, 2009.  Therefore, there is substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year.

We are in on-going discussions with our senior lender to obtain a waiver or standstill arrangement with respect to the Events of Default occasioned by the above covenant breaches to enable us to explore various strategic alternatives to resolve such defaults and to support the continued development of our operations and assets. However, there can be no assurances that we will be successful in negotiating any such arrangement with our senior lender.

Our cash flow from operations is driven by commodity prices and production volumes and the effect of our energy swap hedges.  Whereas we have no control over commodity prices, we do have control over a significant portion of our operating costs and expenses.  We have completed two specific opportunities at the Duval County Properties were we have reduced our salt water disposal costs by approximately $40,000 per month through the conversion of an idle wellbore to a salt water disposal well and have renegotiated the rental fees charged for our rental compressors producing a monthly savings of approximately $13,000.  We also have significantly reduced our ad valorem taxes from the levels experienced in fiscal 2008 totaling $209,000 to approximately $57,000 for fiscal 2009.  We are constantly reviewing our field operations to identify areas that would generate additional cost savings and will continue to monitor those costs throughout fiscal 2009.

Our CEO and CFO have agreed to defer guaranteed bonuses and salary increases which were to be effective May 22, 2009, until the earlier of (i) the occurrence of an event requiring payment of such amounts under their respective employment agreements or (ii) January 2, 2010.  In addition, we have negotiated reduced consulting fees from some of our critical consultants and postponed hiring of any additional technical and administrative personnel.

We have postponed drilling any of our proved and probable well locations during fiscal 2009, except for those that are required to hold our lease acreage, which is comprised of one additional well to begin drilling operations prior to September 29, 2009.

We do not believe that the increased interest payable to our senior lender as a result of the Event of Default will allow us to fund our normal operations and drill the well required to hold our lease acreage position during the balance of this fiscal year.  Should we be unsuccessful in obtaining a waiver or standstill arrangement with our senior lender, we will be required to seek other financial and strategic alternative processes, which may include the sale of some or all of our assets, a merger or other business combination involving the Company or the restructuring or recapitalization of the Company.  In addition, failure by us to implement adequate financial or strategic alternatives may force the Company to seek protection from its senior creditor and others under the federal bankruptcy laws.

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

During July 2009, we engaged a financial advisor to advise us on courses of action available to us, including, without limitation, available financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company.  If we are not able to successfully implement one or more of these strategies, or in order for us to implement one or more of these strategies, we may voluntarily seek protection under the U.S. Bankruptcy Code.  Until the possible completion of the financial and strategic alternatives process, the Company's future remains uncertain and there can be no assurance that our efforts in this regard will be successful.

Recent Accounting and Reporting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of SFAS 168 to have an impact on our results of operations, financial condition or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 for the period ended June 30, 2009. There was no impact on our operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged.  We adopted FAS 107-1 in the second quarter of 2009.  There was no impact on our operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s fair value of financial instruments.  See Note 4 “Derivative Financial Instruments and Fair Value” for more details.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157).  FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FAS 157-4 in the second quarter of 2009 did not have a significant impact on our operating results, financial position or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5).  Paragraph 11(a) of Statement of Financial Accounting Standards No. 133 Accounting for Derivatives and Hedging Activities (SFAS 133) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  On January 1, 2009, we adopted EITF 07-5 and the adoption of this statement resulted in a derivative liability of $979,462 at June 30, 2009.  There was not transition accounting for this derivative as these warrants were accounted for as derivatives under EITF 00-19 prior to the adoption of EITF 07-5.  However, on March 24, 2009, we authorized additional shares of common stock, which was sufficient to convert all potentially convertible instruments.  As a result, the derivative liabilities associated with these warrants would have been extinguished under EITF 00-19, but are now considered derivatives under EITF 07-5.  See Note 4 “Derivative Financial Instruments and Fair Value” for additional discussion.

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

As described in our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008, under “Evaluation of Disclosure Controls and Procedures”, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act, and management concluded that our disclosure controls and procedures were not effective for the reasons specified therein.  We again evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, as required by Rule 13a-15 of the Exchange Act, and again management concluded that our disclosure controls and procedures were not effective for the same reasons.  As of June 30, 2009, material weaknesses were identified in our internal control over financial reporting, relating primarily to the shortage of support staff and resources in our accounting department.  Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We are currently in the process of implementing the remediation initiatives described in our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008.

Changes in Internal Controls over Financial Reporting

As described in our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008, under “Management’s Report on Internal Control Over Financial Reporting,” we identified material weaknesses as of such date.  Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We are currently in the process of implementing the remediation initiatives described in our Transition Report on Form 10-K for the transition period July 1 through December 31, 2008.

PART II
OTHER INFORMATION

Item 1A.                      Risk Factors

Our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008 (the “Transition Report”) includes a detailed discussion of risk factors, which could materially affect our business, financial condition or future results.  The information presented below should be read in conjunction with the risk factors and information disclosed in the Transition Report.  The risks described in the Transition Report and the information presented below are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our non-compliance with certain covenants in our senior credit facility constitutes Events of Default, permitting our senior lender to declare all amounts outstanding immediately due and payable and, ultimately, to foreclose on our assets.

We are currently not in compliance with various financial and other covenants under our CIT Credit Facility, including our failure to maintain certain financial ratios, our receipt of a “going concern” opinion with respect to our operations, and the existence of a borrowing base deficiency since May 5, 2009.  Except for waivers granted with respect to certain financial ratios (conditioned upon our agreeing not to request any further borrowings under the CIT Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing), we have been unable to obtain a waiver or otherwise timely cure our non-compliance, which constitutes Events of Default under the CIT Credit Facility and permits our senior lender to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.

Although we continue to engage in discussions with our senior lender to obtain waivers or a standstill arrangement with respect to non-compliance with our debt covenants, we cannot assure you that we will reach agreement with our lenders with respect to such non-compliance or if we do reach an agreement, what the terms of such agreement will be or what actions, if any, we will be required to undertake in connection with such an agreement.

Currently, we do not have adequate cash on hand or available working capital to repay our outstanding indebtedness under the CIT Credit Facility should our senior lender elect to declare such amounts immediately due and payable.  If we are unable to repay such amounts, our senior lender may proceed against the collateral securing that indebtedness. The CIT Credit Facility is collateralized by substantially all of our assets.

We have substantial indebtedness.  Our inability to meet our outstanding debt obligations or implement alternative financing strategies harms our business and financial condition, and may result in us seeking protection under the bankruptcy laws.

We have a substantial amount of debt.  As of June 30, 2009, we had short term debt of approximately $33.5 million, relating principally to the CIT Credit Facility of which we are in default.  The default under our senior credit facility is continuing.  As of June 30, 2009, our CIT Credit Facility, trade payables and other current liabilities (excluding derivative liabilities) exceeded our current assets (excluding derivative assets) by $33.6 million.  As such, our short-term and long-term liquidity as of June 30, 2009 was not adequate to fund our operations, including significant capital expenditures and cash interest payments under the CIT Credit Facility.

In addition, our continuing failure to cure the borrowing base deficiency under the CIT Credit Facility has resulted in application of a Post Default Rate of interest (equal to the applicable rate plus 3% per annum) being imposed upon all of our outstanding loans under the CIT Credit Facility, accruing from July 19, 2009, until such time as such Event of Default has been cured or waived.  Based on our current performance and anticipated future financial results, we may not be able to increase our available credit under the CIT Credit Facility or to generate cash flow from our operations sufficient to meet such increased cash interest payment requirements under our outstanding debt obligations.

This substantial level of outstanding indebtedness has important adverse consequences on the Company, including: (i) making it difficult for us to satisfy our obligations under our other contractual and commercial commitments, including commencing drilling operations prior to September 29, 2009 at our proved and probable well locations required to hold our lease acreage; (ii) reducing the funds available to us for other purposes; (iii) limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and (iv) rendering us more vulnerable to adverse changes in our business or to economic conditions in general.

Because our current operations cannot support our existing capital structure, we have been compelled to explore alternative strategies.  Toward that end, in July 2009 we engaged a financial advisor to advise us on courses of action available to us, including, without limitation, financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company.  We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments of interest (at default rates or otherwise) on our debt, including payment of outstanding loan amounts if our senior lender elects to accelerate, or fund our growth going forward.  Any restructuring could result in the holders of our outstanding securities, including our common stock, to lose some or all of the value of their investment in our securities.  Furthermore, any restructuring could result in material changes in the nature of our business and material adverse changes to our financial condition.  Ultimately, if we are not able to successfully implement one or more of these strategies, or in order for us to implement one or more of these strategies, we may voluntarily seek protection under the U.S. Bankruptcy Code.

We have substantial capital requirements that, if not met, may hinder operations and cause us to go out of business.

External financing will be required in the future if we are to successfully fund our growth.  Operational revenue and proceeds from our energy swap program represent our only current source of funding for our ongoing operations.  We may not be able to obtain additional financing, and financing under new credit facilities may not be available to us in the future.

To the extent it becomes necessary to raise additional cash in the future if our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or our equity securities, funding from joint venture or strategic partners, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The sale of additional equity securities or convertible debt securities would result in dilution to our shareholders.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances, including provide the required capital expenditures for drilling operations prior to September 29, 2009, to hold our significant acreage position intact.  Any assurance as to our present ability to raise additional capital outside of our existing credit facility and business operations is particularly uncertain given the current instability in the financial and equity markets and current oil and natural gas pricing levels.

Without additional capital resources, we may be forced to limit, defer or cease any future oil and natural gas exploration and development, adversely affecting the producing rates and ultimate value of our oil and natural gas properties and, in turn, negatively affecting our business, financial condition and results of operations.

Item 3.                      Defaults Upon Senior Securities

On May 5, 2009, as part of a semi-annual redetermination of the borrowing base under the CIT Credit Facility, our senior lender notified us that our borrowing base was being reduced to $1.0 million, causing our outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  Our credit agreement provides that we repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  Our senior lender previously extended the sixty-day cure period to seventy-five days, or July 19, 2009, which extension has now expired.  On August 7, 2009, the administrative agent and lender formally notified the Company that an Event of Default had occurred by reason of its failure to cure the foregoing borrowing base deficiency, resulting in all loans outstanding under the CIT Credit Agreement accruing, commencing as of July 19, 2009, interest at the Post Default Rate equal to the interest rate applicable to the Revolving Loan and Term Loan plus three percent (3%) per annum until such time as such Event of Default has been cured or waived.  In addition, no loans may be continued or converted into Eurodollar loans and no new loans may be requested.  The effect of converting our Eurodollar loans to prime rate loans has increased our interest rate on both the Revolving Loan and Term Loan by an additional 1.6% per annum for a combined increase of approximately 4.6% per annum on each loan.  By reason of the Event of Default, the senior lender is also permitted to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.  We are currently in discussions with our senior lender to obtain a waiver or standstill arrangement to enable us to explore various strategic alternatives to resolve the borrowing base deficiency and to support the continued development of the Company’s operations and assets.  There can be no assurances given by the Company that it will be successful in negotiating such an arrangement with its senior lender.

Item 5.                      Other Information

See discussion under Item 3 above with respect to information required to be disclosed in a report on Form 8-K in connection with a default by the Company upon its senior credit facility.

Item 6.                      Exhibits

(a)	Exhibits

Exhibit Nos.	Description of Exhibit
31.1 **	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2 **	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
99.1 **	Independent Petroleum Engineer Report

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf b y the undersigned, thereunto duly authorized.

CROSS CANYON ENERGY CORP.

By: /s/ Robert P. Munn	August 18, 2009
Robert P. Munn
Chief Executive Officer and Director

By: /s/ Carl A. Chase	August 18, 2009
Carl A. Chase
Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description of Exhibit
31.1 **	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2 **	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
99.1 **	Independent Petroleum Engineer Report

** Filed herewith.