Form 10-Q
period 2009-09-30
CROSS CANYON ENERGY CORP.
filed 2009-11-16
CIK 1296595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Yes ☐   No ☑

At November 16, 2009, the number of outstanding shares of the issuer’s common stock was 48,649,990.

CROSS CANYON ENERGY CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2009 (successor) and December 31, 2008 (successor) (unaudited)	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 (successor); for the Period September 2 to September 30, 2008 (successor); for the Period July 1, 2008 through September 1, 2008 (predecessor); and for the Period January 1 through September 1, 2008 (predecessor) (all unaudited)	4
	Consolidated Statement of Changes in Stockholders’ Equity from December 31, 2008 to September 30, 2009 (successor) (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 (successor); for the Period September 2, 2008 through September 30, 2008 (successor); and for the period January 1 through September 1, 2008 (predecessor) (all unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4T.	Controls and Procedures	27

	PART II – OTHER INFORMATION

Item 1A.	Risk Factors	29
Item 6.	Exhibits	30
	Signatures	31
	Index to Exhibits	32

PART I
FINANCIAL INFORMATION
Item 1.                      Financial Statements.
CROSS CANYON ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$458,051	$1,323,077
Accounts receivable	451,964	616,754
Current portion of derivative asset	1,010,358	1,356,279
Prepaid expenses and other current assets	265,375	11,564
Total current assets	2,185,748	3,307,674

Oil and gas properties, using successful efforts method:
Proved properties	41,026,967	40,280,739
Unproved properties	12,054,156	11,989,150
Less accumulated depletion and depreciation	(2,515,018)	(991,003)
Net oil and gas properties	50,566,105	51,278,886
Other property and equipment, net	79,829	40,950
Deferred financing costs, net	--	1,728,411
Derivative asset	521,550	812,784
TOTAL ASSETS	$53,353,232	$57,168,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$198,035	$576,619
Deferred income taxes	--	416,212
Accrued liabilities	1,005,078	522,000
Convertible debt and other note payable	34,321	25,000
Credit facility – revolving loan	11,500,000	11,500,000
Credit facility - term loan, net of unamortized discounts of $0 and $9,572,412	22,000,000	12,427,588
Series C Preferred stock, $0.001 par value, 1,000 shares authorized and outstanding, with mandatory redemption	100,000	100,000
Derivative liabilities	499,313	554,181
Income taxes payable	58,569	508,991
Total current liabilities	35,395,316	26,630,591

Asset retirement obligation	931,982	878,621
Deferred income taxes	5,484,079	9,855,816
Total liabilities	41,811,377	37,365,028
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 999,000 and 842,505 undesignated authorized at September 30, 2009 and December 31, 2008, respectively
Series A Preferred stock, $0.001 par value, 99,395 shares authorized and outstanding	--	99
Series B Preferred stock, $0.001 par value, 37,100 shares authorized and outstanding	--	37
Series D Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	--	10
Series E Preferred stock, $0.001 par value, 10,000 shares authorized and outstanding	--	10
Common stock, $0.001 par value, 149,000,000 shares authorized, 48,243,486 and 25,264,260 outstanding at September 30, 2009 and December 31, 2008, respectively	48,243	25,264
Additional paid-in capital	16,095,067	14,782,392
Retained earnings (deficit)	(4,601,455)	4,995,865
Total stockholders’ equity	11,541,855	19,803,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,353,232	$57,168,705

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Entity		Predecessor Entity	Successor Entity		Predecessor Entity
	Three Months Ended September 30, 2009	Period September 2 to September 30, 2008	Period July 1 to September 1, 2008	Nine Months Ended September 30, 2009	Period September 2 to September 30, 2008	Period January 1 to September 1, 2008
Revenue:
Oil	$474,376	$337,354	$1,215,659	$1,236,162	$337,354	$4,877,381
Natural gas	320,192	456,832	1,455,594	1,186,399	456,832	5,478,753
Total revenue	794,568	794,186	2,671,253	2,422,561	794,186	10,356,134
Operating costs and expenses:
Lease operating expenses	231,891	154,379	180,626	813,296	154,379	2,076,630
Production taxes	30,449	55,360	140,535	142,768	55,360	636,114
Exploration expenses	47,750	--	--	360,582	--	--
Accretion of asset retirement obligation	17,194	--	10,620	53,361	--	41,086
Depletion, depreciation and amortization	482,272	206,123	385,313	1,543,775	206,123	1,712,258
General and administrative expenses	619,782	266,297	192,519	2,543,435	266,297	650,671
Total operating costs and expenses	1,429,338	682,159	909,613	5,457,217	682,159	5,116,759

Income (loss) from operations	(634,770)	112,027	1,761,640	(3,034,656)	112,027	5,239,375

Other income (expense):
Other income (expense)	(29,108)	--	--	18,333	--	--
Interest expense, net	(10,600,467)	(850,742)	(64,685)	(12,816,332)	(850,742)	(508,966)
Risk management	70,555	683,387	902,535	1,189,205	683,387	(383,348)
Change in fair value of derivatives	480,149	5,410,469	--	(122,118)	5,410,469	--
Loss on extinguishment of debt	--	(804,545)	--	--	(804,545)	--
Total other income (expense)	(10.078,871)	4,438,569	837,850	(11,730,912)	4,438,569	(892,314)

Income (loss) before income taxes	(10,713,641)	4,550,596	2,599,490	(14,765,568)	4,550,596	4,347,061
Income tax provision (benefit)	(4,136,189)	--	128,973	(5,168,248)	--	740,623

Net income (loss)	(6,577,452)	4,550,596	2,470,517	(9,597,320)	4,550,596	3,606,438
Deemed dividend – beneficial conversion feature of preferred stock	--	--	--	(5,089,641)	--	--
Net income (loss) available to common shareholders	$(6,577,452)	$4,550,596	$2,470,517	$(14,686,961)	$4,550,596	$3,606,438

Net income (loss) per common share:
Basic and diluted	$(0.14)	$0.09	$247,051.70	$(0.36)	$0.09	$360,643.80

Weighted average number of common shares outstanding:
Basic and diluted	48,108,440	48,243,486	10	41,190,714	48,243,486	10

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (SUCCESSOR)
(Unaudited)

	Preferred Stock										Additional	Retained	Total
	Series A		Series B		Series D		Series E		Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balances, December 31, 2008	99,395	$ 99	37,100	$ 37	10,000	$ 10	10,000	$ 10	25,264,260	$ 25,264	$ 14,782,392	$ 4,995,865	$ 19,803,677
Series A Preferred Shares converted to common	(99,395)	(99)	--	--	--	--	--	--	1,987,900	1,988	(1,889)	--	--
Series B Preferred Shares converted to common	--	--	(37,100)	(37)	--	--	--	--	1,060,318	1,060	(1,023)	--	--
Series D Preferred Shares converted to common	--	--	--	--	(10,000)	(10)	--	--	17,500,000	17,500	(17,490)	--	--
Series E Preferred Shares converted to common	--	--	--	--	--	--	(10,000)	(10)	1,363,636	1,364	(1,354)	--	--
Discount for beneficial conversion feature on preferred stock	--	--	--	--	--	--	--	--	--	--	5,089,641	--	5,089,641
Deemed dividend on preferred stock	--	--	--	--	--	--	--	--	--	--	(5,089,641)	--	(5,089,641)
Stock-based compensation	--	--	--	--	--	--	--	--	1,067,372	1,067	1,157,445	--	1,158,512
Warrants previously recorded as derivatives	--	--	--	--	--	--	--	--	--	--	176,986	--	176,986
Net loss	--	--	--	--	--	--	--	--	--	--	--	(9,597,320)	(9,597,320)
Balances, September 30, 2009	--	$ --	--	$ --	--	$ --	--	$ --	48,243,486	$ 48,243	$ 16,095,067	$ (4,601,455)	$ 11,541,855

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Entity		Predecessor Entity
	Nine Months Ended September 30, 2009	Period September 2 to September 30, 2008	Period January 1 to September 1, 2008
Cash flows from operating activities:
Net income (loss)	$(9,597,320)	$4,550,596	$3,606,438
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,543,775	206,123	1,712,258
Accretion of asset retirement obligation	53,361	--	41,086
Exploratory dry hole	181,516	--	--
Share based compensation	1,158,512	112,661	--
Amortization of deferred financing costs	1,728,411	45,485	--
Amortization of debt discounts	9,572,412	567,382	--
Change in fair value of energy swap derivatives	637,155	(634,528)	208,296
Change in fair value of derivatives	122,118	(5,410,469)	--
Loss on extinguishment of debt	--	804,545	--
Deferred taxes	(5,167,949)	--	(415,359)
Changes in assets and liabilities:
Accounts receivable	164,790	(1,112,247)	346,407
Prepaid and other current assets	(253,811)	808	(9,511)
Other long-term assets	--	--	13,107
Accounts payable	(378,584)	(415,976)	(251,633)
Accrued liabilities and income taxes payable	412,656	561,801	739,014
Net cash provided by (used in) operating activities	177,042	(723,819)	5,990,103
Cash flows from investing activities:
Oil and natural gas property additions	(992,750)	--	(318,053)
Cash assumed in acquisition	--	1,864,446	--
Restricted cash	--	(50,000)	--
Purchase of other property and equipment	(58,639)	(2,071)	--
Net cash provided by (used in) investing activities	(1,051,389)	1,812,375	(318,053)
Cash flows from financing activities:
Repayment of convertible debenture	--	(450,000)	--
Proceeds from credit facility	--	2,027,855	4,731,574
Repayment of credit facility	--	(1,000,000)	(8,608,668)
Proceeds from issuance of debt	27,315	--	--
Repayment of debt	(17,994)	--	--
Debt issuance costs	--	(898,332)	--
Net cash provided by (used in) financing activities	9,321	(320,477)	(3,877,094)
Net increase (decrease) in cash	(865,026)	768,079	1,794,956
Cash at beginning of period	1,323,077	6,726	--
Cash at end of period	$458,051	$774,805	$1,794,956

Supplemental information:
Cash paid for interest	$1,015,440	$--	$507,268
Cash paid for income taxes	$--	$74,408	$--

See notes to unaudited consolidated financial statements.

CROSS CANYON ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Successor Entity		Predecessor Entity
	Nine Months Ended September 30, 2009	Period September 2 to September 30, 2008	Period January 1 to September 1, 2008

Non-cash investing and financing activities:
Preferred shares issued for acquisition of oil and gas properties	$--	$9,100,000	$--
Debt used to acquire oil and gas properties	--	31,472,145	--
Current assets acquired with acquisition	--	43,032	--
Current liabilities assumed with acquisition	--	484,923	--
Preferred shares issued in payment of convertible debenture	--	450,000	--
Note issued for debt issuance costs	--	557,500	--
Removal of derivative liability due to repayment of debt	--	1,099,287	--
Debt discount due to imputed interest	--	16,977	--
Debt discount due to warrants issued with debt	--	9,952,336	--
Debt discount due to assignment of overriding royalty interest	--	206,000	--
Asset retirement obligation assumed	--	765,658	--
Debt issuance costs accrued	--	193,009	--
Conversion of Series A Preferred to common	1,988	--	--
Conversion of Series B Preferred to common	1,060	--	--
Conversion of Series D Preferred to common	17,500	--	--
Conversion of Series E Preferred to common	1,364	--	--
Resolution of tainted warrants	176,986	--	--
Earnest money deposit on sale of assets	--	--	803,873

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

Certain re-classification of prior period amounts has been made to conform to the current presentation.  The reclassification had no impact on shareholders’ equity and net income (loss).

Impact of recently issued accounting standards

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures” (ASU 2009-05).  ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities.  ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available.  ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009.  There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01).  ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009.  There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009.  There was no impact on the Company’s consolidated operating results, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods.  The Company adopted ASC 825-10-65 in the second fiscal quarter of 2009.  There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the condensed consolidated financial statements for the Company’s fair value of financial instruments.  See Note 4 “Derivative Financial Instruments and Fair Value” for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (ASC 320-10) to amend SFAS No 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”.  ASC 320-10 expands other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements.  The adoption of ASC 320-10 in the second quarter of fiscal 2009 did not have a significant impact on the Company’s consolidated operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ASC 820-10) to amend SFAS No. 157, “Fair Value Measurements”, (ASC 820).  ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for an asset or liability has significantly decreased.  In addition, ASC 820-10 includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of ASC 820-10 in the second fiscal quarter of 2009 did not have a significant impact on the Company’s consolidated operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out.  The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves.  Energy companies affected by Release No. 33-8995 will be required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions.  SEC Release No. 33-8995 is effective December 31, 2009 for periodic filers.  The Company is currently evaluating the impact of Release No. 33-8995 on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified FASB ASC 815-15-5. FASB ASC 815-15-74,  “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  FASB ASC 815-15-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  FASB ASC 815-15-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  On January 1, 2009, the Company adopted FASB ASC 815-15-5 and the adoption of this statement resulted in a derivative liability of $499,313 at September 30, 2009.  There was not transition accounting for this derivative as these warrants were accounted for as derivatives under FASB ASC 815-15 prior to the adoption of FASB ASC 815-15-5.  However, on March 24, 2009, the Company authorized additional shares of common stock, which was sufficient to convert all potentially convertible instruments.  As a result, the derivative liabilities associated with these warrants would have been extinguished under FASB ASC 815-15, but are now considered derivatives under FASB ASC 815-15-5.  See Note 4 “Derivative Financial Instruments and Fair Value” for additional discussion.

NOTE 2.                      GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies that the Company will continue to meet its obligations and continue its operations for the next twelve months.  As set forth in greater detail in Note 3 below, on September 4, 2009, the Company failed to make a required interest payment to its senior lender.  Such failure constituted an Event of Default under the Company’s senior credit facility, and permits its senior lender to declare all outstanding amounts under such senior credit facility to be immediately due and payable.  The Company has not identified the means by which it can repay such indebtedness and efforts by the Company to sell its assets and/or merge with another entity have proven unsuccessful.  In addition, the Company's stock price has significantly declined over the past year with its last reported sale price on November 11, 2009 being $0.01 per share which, coupled with the decline in the sale price of natural gas has made it extremely difficult to obtain equity financing on acceptable terms to address its liquidity issues.  As a result, there is substantial doubt that the Company will be able to continue as a going concern.  Realization values may be substantially different from carrying values as shown, and these consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE 3.                      NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
2006 convertible notes	$25,000	$25,000
Nine month note at 7.5% to finance the Company’s insurance premiums for general liability, umbrella, control of well and pollution	9,321	--
First lien revolving credit facility with CIT Capital USA Inc.	11,500,000	11,500,000
Second lien term credit facility with CIT Capital USA Inc,	22,000,000	22,000,000
Unamortized discount on second lien term credit facility	--	(9,572,412)
	$33,534,321	$23,952,588

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

As part of a semi-annual redetermination of the Company’s borrowing base under the CIT Credit Facility, on May 5, 2009, the Company’s senior lender notified the Company that its borrowing base was being reduced to $1.0 million causing the Company’s outstanding loans under the Revolving Loan to exceed the new borrowing base by $10.5 million.  The Company’s credit agreement provides that it repay such revolving loan amount in excess of the reduced borrowing base within sixty days of such notification.  The Company failed to repay or otherwise resolve the borrowing base deficiency and, commencing July 19, 2009, outstanding loans under the Revolving Loan began accruing interest at a default rate equal to the then applicable rate plus 3% per annum.  In addition to the default rate of interest, effective July 19, 2009, the Company’s Eurodollar loans were converted to prime rate loans, which in effect increased the Company’s interest rate on its Revolving Loan from 3.15% to 7.75% per annum.

On September 4, 2009, interest payments on the Revolving Loan and Term Loan were due in the amount of $125,650 and $320,711, respectively.  Rather than making such interest payments, the Company, in consultation with its senior lender, determined it to be in the best interests of all of its stakeholders to utilize its available cash to obtain extensions with respect to impending drilling obligations on two key oil and gas leases on its Duval County Properties.  The Company extended these leases in order to preserve a significant portion of the Company’s oil and natural gas assets and to provide for future growth potential.  Payment for these lease extensions was made during the third quarter and amounted to $203,194.  Under the CIT Credit Facility, the Company’s continued failure to pay such interest constitutes an Event of Default permitting the senior lender to declare all loans outstanding under the CIT Credit Facility, together with any accrued and unpaid interest thereon, immediately due and payable.

The Company has classified the amounts due on its CIT Credit Facility as current liabilities on its consolidated balance sheets and due to the Company's inability to sell its assets or merge itself into another company and make its interest payments, the Company has accelerated the amortization of deferred financing costs and debt discounts during the three month period ended September 30, 2009.  As a result, $1,319,050 and $8,040,755 related to unamortized deferred financing costs and debt discounts, respectively, was charged to interest expense.

In addition to the deficiency and resulting default under the Company’s Revolving Loan, the capital expenditures required to maintain and/or grow production and reserves are substantial.    As a result of reporting the Company’s total borrowings under its CIT Credit Facility as a current liability, the Company is reporting negative working capital at September 30, 2009.  The Company is presently in discussions with its senior lender regarding the possibility of the Company seeking a reorganization under the federal bankruptcy laws.

NOTE 4.                            DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

Derivative Assets

During the nine month period ended September 30, 2009, the Company recorded realized gains on its hedging contracts with Macquarie Bank Limited of $456,969 and $1,369,391 for crude oil and natural gas, respectively.

As of September 30, 2009, the Company had the following hedge contracts outstanding:

Crude Oil

				Total Barrels
Instrument	Beginning Date	Ending Date	Fixed	October 1 thru December 31, 2009	2010	2011
Swap	Oct-08	Dec-11	$ 110.35	2,333	7,575	5,712

Indexed to NYMEX WTI

Natural Gas

				Total MMBtu’s
Instrument	Beginning Date	Ending Date	Fixed	October 1 thru December 31, 2009	2010	2011
Swap	Oct-08	Dec-11	$ 7.82	96,289	328,203	262,080

Indexed to Inside FERC Houston Ship Channel

See Note 7 for a discussion of the Company’s closing of its energy swap contracts and its subsequent purchase of puts for its energy hedges.

Derivative Liabilities

In periods prior to March 24, 2009, the outstanding convertible instruments, most notably common stock warrants, preferred stock and convertible debt, if converted, would have exceeded the number of authorized shares available for issuance.  Accordingly, the Company recorded a derivative liability in accordance with FASB ASC 815-15.  On March 24, 2009, the Company authorized a sufficient number of additional common shares.  As a result, the derivative liability under FASB ASC 815-15 was extinguished, resulting in a $176,986 reduction in the derivative liability and a corresponding adjustment to additional paid-in capital.  Prior to extinguishment, the derivative liability was marked-to-market through March 24, 2009, which resulted in an $81,668 charge for the change in the fair value of the derivative.  The Company recorded a total charge of $122,118 for the aggregate change in the fair value of the derivative for the nine months ended September 30, 2009.

The Company further evaluated the application of FASB ASC 815-15-5 and determined that due to the reset provisions in the warrant agreements dated May 21, 2008 and September 2, 2008, which were issued in connection with certain convertible debentures used for its deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility issued on September 2, 2008.  Based on the guidance in FASB ASC 815-15, the Company concluded these instruments should continue to be accounted for as derivatives as of September 30, 2009, due to the “down round” protection feature on the exercise prices.  Because these instruments were previously accounted for as derivatives in accordance with FASB ASC 815-15, there was not transition accounting or reporting required.  These instruments simply continued as derivatives and were marked-to-market through September 30, 2009.  At September 30, 2009, the aggregate derivative liability was $499,313.

The Company records the fair value of these derivatives on its consolidated balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.” These derivative instruments are not designated as hedging instruments under FASB ASC 815-20 and are disclosed on the consolidated balance sheet under “Derivative liabilities.”  Previously, these instruments were classified as derivatives as the exercise of these securities would have caused the Company to exceed its number of authorized shares of common stock.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Effective January 1, 2008, the Company adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  Pursuant to FASB ASC 820, the Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s non-performance risk on its liabilities.

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company classifies fair value balances based on the observability of those inputs.  FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

•
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

•
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

•
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009.  As required by FASB ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. T he Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under “Derivative assets” and “Derivative liabilities:”

As of September 30, 2009
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Assets	$ 1,531,908	$ --	$ 1,531,908	$ --	$ 1,531,908
Total derivative assets	$ 1,531,908	$ --	$ 1,531,908	$ --	$ 1,531,908

Liabilities	$ 499,313	$ --	$ 499,313	$ --	$ 499,313
Total derivative liabilities	$ 499,313	$ --	$ 499,313	$ --	$ 499,313

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 2) during the nine month period ended September 30, 2009:

	Fair Value Measurements Using Level 2 Inputs
	Derivative Liabilities	Totals
Balance, December 31, 2008	$554,181	$554,181
Total gains or losses (realized/unrealized):
Included in net loss	122,118	122,118
Purchases, issuances and settlements	(176,986)	(176,986)
Balance, September 30, 2009	$499,313	$499,313

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

In addition, the Series A Preferred, Series B Preferred and Series D Preferred were evaluated under ASC 470-20 (previously EITF 98-5 and EITF 00-27) and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contained beneficial conversion features.  Because the conversion features were contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock prices, but recognized upon the removal of the contingency.  Based on the commitment date stock prices, the beneficial conversion feature associated with the Series A Preferred, Series B Preferred and Series D Preferred was determined to be $5,089,641.  This beneficial conversion feature was recognized as a deemed dividend on the Company’s consolidated statements of operations during the nine months ended September 30, 2009.

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

Pursuant to restricted stock agreements entered into as of May 22, 2008, with respect to the Company’s executive officers, Robert P. Munn, Chief Executive Officer, and Carl A. Chase, Chief Financial Officer and as of October 1, 2008, with respect to Jim B. Davis, Senior Vice President of Operations, the Company agreed, upon the effectiveness of the Charter Amendment, to grant restricted stock to each of Messrs. Munn, Chase and Davis.  Mr. Munn is to receive 1,500,000 shares, Mr. Chase is to receive 1,125,000 shares, and Mr. Davis is to receive 750,000 shares of the Company’s common stock, each which vests equally as to one-third of the shares over a two year period, commencing on the effectiveness of the Charter Amendment and each of the first and second year anniversary of the grant dates.  The Company valued the restricted stock issuances on the date of each respective restricted stock agreement, May 22, 2008 for Messrs. Munn and Chase and October 1, 2008 for Mr. Davis.  Messrs. Munn and Chase restricted stock was valued at $0.52 per share and Mr. Davis’ restricted stock was valued at $0.70 per share and the Company recorded compensation expense for the vested portion of their stock awards of $198,384, $148,788 and $279,813 for Messrs. Munn, Chase and Davis, respectively, for the nine month period ended September 30, 2009.  In addition, the Company represents on its consolidated balance sheets the issuance of 1,339,727 shares of restricted stock to Mr. Munn, 1,004,795 shares of restricted stock to Mr. Chase and 623,973 shares of restricted stock to Mr. Davis through September 30, 2009.

Total unamortized share-based compensation expense associated with restricted stock awards as of September 30, 2009 was $234,068.

NOTE 6.                      COMMON STOCK OPTIONS AND WARRANTS

A summary of stock option transactions for the nine months ended September 30, 2009 is as follows:

	Options	Wtd. Avg. Exercise Price
Outstanding beginning of period	4,775,000	$0.53
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding end of period	4,775,000	$0.53
Exercisable end of period	3,233,334	$0.49

At September 30, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.30 to $0.65 per share and 5.12 years, respectively.

A summary of warrant transactions for the nine months ended September 30, 2009 is as follows:

	Warrants	Wtd. Avg. Exercise Price
Outstanding beginning of period	36,324,996	$0.36
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding end of period	36,324,996	$0.36
Exercisable end of period	36,324,996	$0.36

At September 30, 2009, the range of exercise prices and weighted average remaining contractual life of outstanding warrants was $0.05 to $0.60 per share and 3.47 years, respectively.  The intrinsic value of “in the money” warrants at September 30, 2009 was negligible.

Total unamortized share-based compensation expense associated with outstanding stock options as of September 30, 2009 was $203,081.

NOTE 7.                            SUBSEQUENT EVENTS

Derivative Assets

As a result of the Company’s current financial position and concerns over its credit risk, Macquarie required the Company to close out its energy swaps.  On October 19, 2009, effective November 1, 2009, the Company closed out its energy swap hedges and used the proceeds from the settlement to purchase “put” contracts.  The Company received $1,041,000 for settlement of its natural gas energy swap and purchased a put with a strike price of $7.10 per MMBTU for the period November 2009 through December 2011 representing a total of 653,400 MMBtu’s during the period.  In addition, the Company received $423,152 for settlement of its crude oil energy swap and purchased a put with a strike price of $104.91 per barrel for the period November 2009 through December 2011 representing a total of 14,810 barrels during the period.

Financial Advisor

During October 2009, the Company retained the services of an independent financial advisor to perform a valuation of the Company’s assets and to assist the Company in the event it determines to seek a reorganization under the federal bankruptcy laws.

The Company has evaluated subsequent events through November 16, 2009, which is the date the consolidated financial statements were issued.

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

Introductory Note

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

Although we have identified a number of opportunities to increase production and develop our reserve base, we are presently unable to make the necessary capital expenditures due to our high level of indebtedness and defaults under our CIT Credit Facility.  Coupled with our depressed stock price, the decline in natural gas prices and generally unfavorable credit markets, the likelihood of us raising additional capital is remote, and there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At September 30, 2009, we are reporting a working capital deficit of $33.2 million compared to a working capital deficit of $23.3 million at December 31, 2008, or an increase in working capital deficit of $9.9 million.  Since December 31, 2008, we have experienced a decrease in cash of $865,026, which decrease is primarily attributable to capital expenditures incurred on our Duval County Properties of $992,750, the purchase of fixed assets for our executive offices of $58,639, an increase in prepaid expenses for legal fees and insurance of $218,208 and $35,603, respectively, and a decrease in accounts payable of $378,584.  These decreases in working capital were partially offset by decreases in accounts receivable of $164,790 and increases in accrued liabilities of $412,656, which is primarily attributable to non-payment of interest on our CIT Credit Facility, which payment was due on September 4, 2009.

Our main sources of liquidity and capital resources for fiscal year 2009 are cash on hand, internally generated cash flows from operations following the Voyager Acquisition and realized gains on our energy swap hedges based upon current commodity price forecasts.  We currently have no availability for any additional borrowings from our CIT Credit Facility.  As of September 30, 2009, we had cash on hand in unrestricted accounts of $458,051 and negative working capital, primarily as a result of reporting our outstanding debt on our CIT Credit Facility as a current liability.

Cash Flows

The following table summarizes in comparative format the cash flows for the successor entity for the nine month period ended September 30, 2009, and the combined entity for the nine month period ended September 30, 2008:

	Nine Months Ended September 30,
	2009	2008
	Successor Entity	Combined Entity

Net cash provided by operating activities	$177,042	$5,266,284
Net cash provided by (used in) investing activities	(1,051,389)	1,494,322
Net cash provided by (used in) financing activities	9,321	(4,197,571)
Net increase (decrease) in cash	$(865,026)	$2,563,035

Net cash provided by operating activities. For the nine month period ended September 30, 2009, we reported net cash provided by operating activities of $177,042 compared to net cash provided by operating activities of the combined entity of $5,266,284 for the nine month period ended September 30, 2008.  For the 2009 period, we reported a net loss of $9,597,320.  This net loss was more than offset by non-cash charges to expense of $9,829,311.  During the 2009 period we experienced a decrease in accounts receivable of $164,790 due to a decrease in revenue and increase in accrued liabilities of $412,656 primarily as a result of non-payment of interest on our CIT Credit facility.  These increases in cash were offset by increases in prepaid items and decreases in accounts payable of $253,811 and $378,584, respectively.  For the 2008 period the combined entity reported net income of $8,157,034, non-cash charges to expense of $3,074,181 and non-cash charges to income of $5,836,701.  The combined entity experienced an increase in accounts receivable of $765,840, a decrease in accounts payable of $667,609 and increases in accrued liabilities and income taxes payable of $1,300,815.  Other changes in the combined entity’s working capital were increases in prepaid items of $8,703 and decreases in long-term assets of $13,107.

Net cash provided by (used in) investing activities. During the nine month period ended September 30, 2009, we incurred capital expenditures related to our Duval County drilling obligation lease extension program of $203,191, well workover program, drilling costs and salt water disposal well conversion costs totaling $789,559 and office furniture, computer equipment and leasehold improvements to accommodate our new office space of $58,639 for a total cash used in investing activities of $1,051,389.  During the 2008 period the combined entity incurred capital expenditures on the Duval County Properties of $318,053, restricted cash supporting a letter of credit with the Texas Railroad Commission of $50,000 and the purchase of office equipment of $2,071, all of these items were offset by cash acquired in the Voyager Acquisition of $1,864,446.  Total cash provided by investing activities for the 2008 period of the combined entity was $1,494,322.

Net cash provided by (used in) financing activities. During the nine month period ended September 30, 2009, we received cash proceeds in the form of a note of $27,315 used for payment of our insurance premiums for general liability, umbrella, control of well and pollution and repaid $19,994 of this loan.  Net cash used by the combined entity for the 2008 period was borrowings and repayments by Voyager pursuant to its BOT Credit Facility of $4,731,574 and $8,608,668, respectively, borrowings and repayments pursuant to our CIT Credit Facility of $2,027,855 and $1,000,000, respectively, payment of debt issuance costs by us of $898,332 and repayment of the convertible debenture of $450,000, for a total net cash used in financing activities of $4,197,571.

On September 4, 2009, interest payments on the Revolving Loan and Term Loan were due in the amount of $125,650 and $320,711, respectively.  Rather than making such interest payments, the Company, in consultation with its senior lender, determined it to be in the best interests of all of its stakeholders to utilize its available cash to obtain extensions with respect to impending drilling obligations on two key oil and gas leases on its Duval County Properties.  The Company extended these leases in order to preserve a significant portion of the Company’s oil and natural gas assets and to provide for future growth potential.  Payment for these lease extensions was made during the third quarter and amounted to $203,194.  Under the CIT Credit Facility, the Company’s continued failure to pay such interest constitutes an Event of Default permitting the senior lender to declare all loans outstanding under the CIT Credit Facility, together with any accrued and unpaid interest thereon, immediately due and payable.

Our cash flow from operations is driven by commodity prices and production volumes and the effect of our energy hedges.  Whereas we have no control over commodity prices, we do have control over a significant portion of our operating costs and expenses.  We have completed two specific opportunities at the Duval County Properties were we have reduced our salt water disposal costs by approximately $28,000 per month through the conversion of an idle wellbore to a salt water disposal well and have renegotiated the rental fees charged for our rental compressors producing a monthly savings of approximately $13,000.  We also have significantly reduced our ad valorem taxes from the levels experienced in fiscal 2008 totaling $209,000 to approximately $57,000 for fiscal 2009.  We are constantly reviewing our field operations to identify areas that would generate additional cost savings and will continue to monitor those costs throughout fiscal 2009.

Our CEO, CFO and Senior Vice President of Operations have agreed to defer guaranteed bonuses and salary increases which were to be effective May 22, 2009 for our CEO and CFO and October 1, 2009 for our Senior Vice President of Operations, until the earlier of (i) the occurrence of an event requiring payment of such amounts under their respective employment agreements or (ii) January 2, 2010.  In addition, we have negotiated reduced consulting fees from some of our critical consultants and postponed hiring of any additional technical and administrative personnel.

In addition to the cost cutting measures described above, the extension of two of our primary leases on our Duval County Properties has allowed us to defer any drilling obligation until August and September 2010.

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data for the nine months ended September 30, 2008, represents the mathematical addition of the results of Voyager, as predecessor, for the period January 1, 2008 through September 1, 2008 and for us, as successor, for the period September 2, 2008 through September 30, 2008, and for the three months ended September 30, 2008 represents the mathematical addition of the results of Voyager for the period July 1, 2008 through September 1, 2008, and for us for the period September 2, 2008 through September 30, 2008, referred to as the “Combined Entity”.  Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the operational data for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.  A discussion of the partial periods January 1, 2008 through September 1, 2008, and September 2, 2008   through September 30, 2008, separately would not be meaningful.

The following table represents sales of oil and natural gas and realized prices for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Successor Entity	Combined Entity	Successor Entity	Combined Entity
Net sales:
Oil (Bbls)	7,221	11,937	22,961	47,690
Natural gas (Mcf’s)	84,403	159,954	289,692	566,540

Average sales prices:
Oil ($ per Bbl)	$65.69	$130.10	$53.84	$109.35
Natural gas ($ per Mcf)	$3.79	$11.96	$4.10	$10.48

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue

Revenue from the sale of oil and natural gas for the nine months ended September 30, 2009 was $2,422,561 compared to revenue for the nine months ended September 30, 2008 of $11,150,320, a decrease of $8,727,759, or 78%.  We have experienced a significant decrease in both production and realized prices when compared to the 2008 period.  Revenue received from the sale of our crude oil production decreased from $5,214,735 for the 2008 period to $1,236,162 for the 2009 period, a decrease of $3,978,573, or 76%.  Our production of crude oil decreased from 47,690 barrels for the 2008 period to 22,961 barrels for the 2009 period, a decrease of 24,729 barrels, or 52%.  A majority of this decrease was attributable to one well, the Marchbanks-Cadena Well No. 115, which well experienced mechanical problems in December 2008.  We performed a major workover on this well during the first quarter of this fiscal year and returned the well to production.  However, production from this well was at a much lower rate than when it ceased production.  This well accounted for 20,359 barrels of the decreased production when compared to the 2008 period.  In addition, we experienced a decline in production rates from eight additional wells acquired in the Voyager Acquisition representing a decrease in production of 6,328 barrels.  During the fourth quarter of 2008 and first quarter of 2009, we successfully recompleted two oil wells which were not producing and added 1,958 barrels to production for the 2009 period.

For the nine months ended September 30, 2009, we realized an average price for the sale of our crude oil of $53.84 per barrel compared to $109.35 per barrel for the 2008 period.  Prices received for the sale of crude oil have seen a significant decline from the record highs experienced during 2008.  We do not foresee crude oil prices rising to the levels seen in 2008; however, we are currently experiencing increases over the average prices realized during the first nine months of this fiscal year.  Our realized price for crude oil sales for the month of October 2009 was $73.92 per barrel.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for crude oil and recorded a realized gain on our crude oil hedge of $456,969 for the nine month period ended September 30, 2009.

Revenue from the sale of natural gas decreased from $5,935,585 for the 2008 period to $1,186,399 for the 2009 period, a decrease of $4,749,186, or 80%.  As was the case with crude oil, we have experienced a significant decrease in both production and prices for our natural gas.  Natural gas sales volumes decreased from 566,540 Mcf’s for the 2008 period to 289,692 Mcf’s for the 2009 period, a decrease of 276,848 Mcf’s, or 49%.  As discussed above, the Marchbanks-Cadena Well No. 115 experienced mechanical problems which resulted in a decrease in natural gas sales of 81,393 Mcf’s when comparing 2009 to 2008.  Additionally, all of the remaining wells acquired in the Voyager Acquisition have experienced declines in production rates resulting in a decrease of approximately 195,455 Mcf’s when comparing the 2009 period to production rates for the 2008 period.

For the nine months ended September 30, 2009, we realized an average price for the sale of natural gas of $4.10 per Mcf compared to $10.48 per Mcf for the 2008 period.  As experienced with crude oil, prices received for the sale of natural gas have seen a significant decline from the record highs experienced during 2008.  We also do not foresee in the near term natural gas prices rising to the levels experienced in 2008.  We are continuing to experience downward pressure on our realized natural gas prices with our BTU adjusted price received for September 2009 sales of natural gas of $2.56 per Mcf.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for natural gas and recorded a realized gain on our natural gas hedge of $1,369,391 for the nine month period ended September 30, 2009.

Operating costs and expenses

Lease operating expenses. Lease operating expenses are comprised of costs to maintain, repair and produce our wells.  Lease operating expenses for the nine months ended September 30, 2009, were $813,296 compared to $2,231,009 for the nine months ended September 30, 2008, a decrease of $1,417,713, or 64%.  A significant portion of the lease operating expenses incurred during the 2008 period were well workover expenses of $1,185,340.  Our predecessor performed remedial workover operations on four wells during the 2008 period, all of which were unsuccessful in increasing production.  In addition, our predecessor incurred plugging and abandonment costs of $148,006 resulting from its obligation to plug certain wells on its Garza Lease property in West Texas, which it sold in 2007.

For the nine month period ended September 30, 2009, our lease operating expenses approximated $90,000 per month to operate the Duval County Properties.  The primary components of lease operating expenses were salt water disposal costs (39%), natural gas compression (20%) and normal operating costs such as contract gauging, maintenance and repair, ad valorem taxes and insurance (41%).  During the second fiscal quarter, we successfully converted an idle wellbore which was incapable of production, into a salt water disposal well at a capitalized cost of approximately $118,640.  During July 2009, we began injecting salt water into the recently converted wellbore and eliminated the cost of trucking produced salt water to a commercial facility for disposal.  Salt water disposal costs for the nine month period ended September 30, 2009, were approximately $325,000, or an average of $36,000 per month.  We are currently experiencing salt water disposal costs of approximately $8,000 per month.  As a further effort to reduce our cost structure, we have renegotiated the rental fees charged for four rental compressors to compress natural gas for delivery at the sales points and gas lifting of oil production.  Compression fees for the nine months ended September 30, 2009, were approximately $168,000.  Effective April 2009, our compression fees were reduced by approximately $13,000 per month.

We have rendered our Duval County Properties to the Duval County tax assessor and have reduced our ad valorem taxes for fiscal 2009 to approximately $57,000 from $209,000 for fiscal 2008.  We anticipate our lease operating expenses on a monthly basis for the balance of fiscal 2009 to approximate $55,000.  We are continuing to search our cost structure to identify additional areas where the costs of operating our producing properties can be reduced to partially compensate for the significant reduction in production volumes and commodity prices.

Production taxes.  Production taxes are comprised of the amounts we are obligated to pay to various regulatory agencies, which taxes are based on the value we receive from the sale of our crude oil and natural gas.  Production taxes for the nine months ended September 30, 2009 were $142,768 compared to $691,474 for the nine months ended September 30, 2008.  All of our revenue is attributable to the State of Texas.  Severance taxes in the State of Texas are based upon the value of crude oil sold and natural gas produced and/or sold.  Crude oil is taxed at the rate of 4.6% of the value sold and natural gas is taxed at the rate of 7.5% of the value of the natural gas produced and/or sold.  Oil and natural gas revenue for the 2008 period was significantly higher than the 2009 period resulting in the significant difference in production taxes when comparing the two periods.

Exploration expenses.  We follow the successful efforts method of accounting for our oil and natural gas properties.  As such, the costs of acquiring and analyzing seismic data, geological and geophysical consultants and exploratory wells which do not find hydrocarbons in commercial quantities are expensed when incurred.  We reported exploration expenses of $360,582 for the nine months ended September 30, 2009, and the combined entity had no exploration expenses in the prior year.  During the 2009 period, we incurred expenses of $132,095 attributable to fees paid to consulting geoscientists who are performing geophysical interpretations of our 3-D seismic database acquired with the Voyager Acquisition and additional 2-D seismic lines acquired during the current reporting period.  During the period we acquired an additional 2-D seismic line adjacent to our Duval County Properties to provide additional data for our seismic analysis and reprocessed our 3-D seismic data base to enhance the quality of the data for seismic interpretation.  The cost of these items was approximately $44,064.

Based upon the exploration work provided above, we identified a “possible” well location to drill on our acquired acreage.  On March 26, 2009, we spud the Hilda Parr Well No. 137 to test the Atlee formation.  On March 31, 2009, we ran electric logs on the well which indicated good porosity and resistivity, but based upon core analysis and other reservoir testing tools, it was determined that the reservoir had been pressure depleted.  On April 1, 2009, we elected to plug and abandon the well.  The costs incurred on this exploratory test well were $181,516 and have been charged to exploratory dry hole expense.

We anticipate we will continue to incur expenses for our consulting geoscientist in the future as we continue to analyze our 3-D seismic database for additional drilling opportunities on our acquired acreage.

Accretion of asset retirement obligation. We have recorded the fair value of the asset retirement obligation relating to dismantlement and plugging and abandonment costs, excluding salvage values, of the Voyager Acquisition.  Over time, accretion of this liability is recognized each period, and the capitalized cost is amortized over the useful life of the related assets.  For the nine months ended September 30, 2009 and 2008, we recorded accretion expense of $53,361 and $41,086, respectively.

Depletion, depreciation and amortization.  We use the unit-of-production method to charge to expense the capitalized costs of our proved oil and natural gas properties on a field by field basis.  Our Duval County Properties have been designated as one field by the Texas Railroad Commission.  Under this method, depletion is calculated by multiplying our capitalized costs of proved oil and natural gas properties by a fraction, the numerator being the equivalent production during the period and the denominator being the total proved equivalent oil and natural gas reserves.  Depletion expense for the nine month period ended September 30, 2009, was $1,524,015, or $3.57 per equivalent Mcf (“Mcfe”), compared to depletion expense of $1,910,705, or $2.24 per Mcfe for the nine month period ended September 30, 2008.  The increase in the depletion rate per Mcfe for the 2009 period was attributable to the increased recorded book value of our proved properties and decrease in the quantity of proved reserves when compared to the combined entity.  We depreciate our fixed assets on a straight-line basis over the useful lives of the assets ranging from one to seven years.  Depreciation expense for the nine month period ended September 30, 2009 was $19,760 compared to $7,676 for the 2008 period.

General and administrative expenses.  The following table summarizes general and administrative expenses for each of the periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	Successor Entity	Combined Entity

Payroll and related expenses	$1,913,930	$467,812
Office administration	149,952	57,983
Professional fees	373,625	239,932
Other expenses	105,928	151,241
Total general and administrative expenses	$2,543,435	$916,968

General and administrative expenses for the nine months ended September 30, 2009, were $2,543,435 compared to $916,968 for the nine months ended September 30, 2008, an increase of $1,626,467, or 177%.  Payroll and related expenses increased by $1,446,118 to $1,916,930 for the nine month period ended September 30, 2009, compared to $467,812 for the nine month period ended September 30, 2008.  In accordance with the employment agreements we entered into with our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations, we granted restricted stock awards and stock options to each of these individuals and recorded non-cash compensation expense of $1,158,512 for the 2009 period.  Our predecessor was not a publicly traded company and incurred no equity compensation expense during the period January 1, 2008 through September 1, 2008.  Pursuant to their employment agreements and in conjunction with the restricted stock awards, we agreed to pay to our CEO and CFO an additional payment equal to the applicable taxes incurred on the restricted stock awards, which payment was recorded as a bonus in the amount of $97,608.

Our CEO, CFO and Senior Vice President of Operations have agreed to defer payment of guaranteed bonuses and increases in their base salaries, which were due to our CEO and CFO effective May 22, 2009, and our Senior Vice President of Operations effective October 1, 2009.  These deferred payments will be made the earlier of the occurrence of an event requiring payment of such earned amounts under their respective employment agreements or January 2, 2010.  The accrued and unpaid bonuses for our CEO and CFO as of September 30, 2009, are $45,000 and $36,000, respectively, and the accrued and unpaid base salary increases as of September 30, 2009 total $23,448.  We currently have only three employees, our CEO, CFO and Senior Vice President of Operations.

The expenses of administering our executive offices during the 2009 period totaled $149,952.  This was an increase of $91,969 when compared to the 2008 period of $57,983, with the increase mainly attributable to our executive office space of $31,497 and associated office administration expenses.  Additionally, during August 2009, we made payment of $40,000 pursuant to our CIT Credit Facility to the Administrative Agent, which payment was recorded as bank fees and included in the office administration category.  We anticipate that office administration expenses will decrease in the near term.

Professional fees, which are comprised of legal, accounting and audit, engineering and other consulting fees were $373,625 for the nine months ended September 30, 2009, compared to $239,932 for the nine months ended September 30, 2008.  Our accounting and audit fees for the 2009 period were $151,867 which included fees for auditing our financial statements for the transition period July 1 through December 31, 2008, as well as our predecessor’s financial statements for the period January 1 to September 1, 2008, our Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, and our Form S-1 filings with the SEC.  We incurred legal fees of $115,532 primarily attributable to our SEC filings and general corporate matters.  As we do not employ a reservoir engineer, we incurred engineering fees of $64,392 attributable to reserve analysis from our previous engineering consultant and independent third party engineering firm for preparation of our independent reserve reports as of December 31, 2008 and June 30, 2009.  Our predecessor incurred directors’ fees and financial advisory fees due to Natural Gas Partners in accordance with a financial advisory agreement totaling $78,750 for the period January 1, 2008 through September 1, 2008.  Upon closing of the Voyager Acquisition, the financial advisory agreement between Voyager and Natural Gas Partners was terminated.

Other expenses decreased from $151,241 for the 2008 period to $105,928 for the 2009 period.  Included in other expenses are the cost of travel and entertainment, directors’ and officers’ liability insurance, investor relations and franchise and property taxes.

Income (loss) from operations

For the nine months ended September 30, 2009, we reported a loss from operations of $3,034,656 compared to income from operations of $5,351,402 for the nine months ended September 30, 2008.

Other income (expense)

Other income (expense) is comprised of other income, interest expense, risk management and change in fair value of derivatives and for the nine months ended September 30, 2009 was an expense of $2,371,109.  Other income (expense) for the period ended September 30, 2008, was income of $3,546,255.

Other income.  As part of the Voyager Acquisition, we received certain outstanding checks previously issued to vendors and/or royalty owners of our predecessor.  Upon further investigation by us, it was determined these outstanding checks should have been voided, which we did and recognized other income of $18,333.

Interest expense, net.  The following table lists in comparative format the details of interest expense for the nine month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	Successor Entity	Combined Entity
Amortization of deferred financing costs and debt discounts on convertible debentures	$--	$480,103
Interest on BOT Credit Facility	--	508,966
Interest on CIT Credit Facility	1,515,653	190,376
Amortization of CIT Credit Facility deferred financing costs	1,728,411	45,485
Amortization of CIT Credit Facility debt discounts	9,572,412	135,694
Other	(144)	(916)
	$12,816,332	$1,359,708

We incurred interest expense for the nine months ended September 30, 2009, of $12,816,332 compared to $1,359,708 for the nine months ended September 30, 2008.  The significant components of interest expense for the 2009 period are interest incurred on our CIT Credit Facility of $1,515,653, amortization of deferred financing costs of $1,728,411 and amortization of debt discounts of $9,572,412, both amounts associated with our CIT Credit Facility.  We have classified the amounts due on our CIT Credit Facility as current liabilities on our consolidated balance sheets and as a result of our inability to sell our assets or merge our company and make our interest payments which were due on September 4, 2009, we have charged to expense the unamortized balances of our deferred financing costs and debt discounts during the three month period ended September 30, 2009.  The primary components of interest expense for the 2008 period are interest incurred on our CIT Credit Facility and Voyager’s Bank of Texas credit facility (“BOT Credit Facility”) of $190,376 and $508,966, respectively.  Other significant components of interest expense are the write-off due to the repayment of the convertible debentures comprised of deferred financing costs and debt discounts totaling $480,103 and the amortization of deferred financing costs and debt discounts pursuant to our CIT Credit Facility of $45,485 and $135,694, respectively.

Risk management.  The gain recorded from our risk management position for the nine months ended September 30, 2009, was $1,189,205 compared to a gain for the 2008 period of $300,039.  We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period as risk management in our consolidated statements of operations.  For the nine months ended September 30, 2009, we recorded an unrealized loss of $637,155 related to our energy swap contracts.  These swap contracts are related to an agreement entered into on September 2, 2008, with Macquarie Bank Limited.  In the first contract we agreed to be the floating price payer (based on Inside FERC Houston Ship Channel) on specific quantities of natural gas over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $7.82 per MMBTU.  In the second contract we agreed to be the floating price payer (based on the NYMEX WTI Nearby Month Future Contract) on specific monthly quantities of oil over the period beginning October 1, 2008 through December 31, 2011 and receive a fixed payment of $110.35 per barrel.  During the 2009 period, we recorded realized gains on our energy swaps for crude oil and natural gas of $456,969 and $1,369,391, respectively.

Our predecessor entered into swap agreements pursuant to its BOT Credit Facility for its oil and natural gas production.  During the period January 1, 2008 through September 1, 2008, our predecessor recorded an unrealized loss and a realized loss on its energy swaps of $208,296 and 175,052, respectively.  During the period September 2, 2008 through September 30, 2008, we recorded an unrealized gain on our energy swaps of $634,528 and a realized gain on natural gas hedges of $48,859.

As a result of the Company’s financial condition and concerns over the Company’s credit risk, Macquarie required us to close out our energy swap hedges.  On October 19, 2009, effective November 1, 2009, we closed out our energy swap hedges and used the proceeds from the settlement to purchase “put” contracts.  We received $1,041,000 for settlement of our natural gas energy swap and purchased a put with a strike price of $7.10 per MMBTU for the period November 2009 through December 2011 representing a total of 653,400 MMBtu’s during the period.  In addition, we received $423,152 for settlement of our crude oil energy swap and purchased a put with a strike price of $104.91 per barrel for the period November 2009 through December 2011 representing a total of 14,810 barrels during the period.

Fair value is estimated based on forward market prices and approximates the net gains and losses that would have been realized if the contracts had been closed out at period-end.  When forward market prices are not available, they are estimated using spot prices adjusted based on risk-free rates, carrying costs and counterparty risk.

Change in fair value of derivative liabilities.  We have evaluated the application of FASB ASC 815-15 to the warrants issued with the May 21, 2008 convertible debentures used for our deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility to purchase our common stock issued on September 2, 2008.  Based on the guidance in FASB ASC 815-15, we concluded these instruments were required to continue to be accounted for as derivatives as of September 30, 2009, due to the “down round” protection feature on the exercise prices.  We recorded the fair value of these derivatives on our consolidated balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.”  Based upon the foregoing, we recorded a loss in the change in fair value of derivatives of $122,118 during the nine month period ended September 30, 2009, and a derivative liability associated with the warrants of $499,313 at September 30, 2009.

Income tax provision (benefit)

During the nine month period ended September 30, 2009, we recorded an income tax benefit of $5,168,248 attributable to our losses incurred during the period compared to an income tax expense of $740,623 for the nine month period ended September 30, 2008.

Deemed dividend

Our Series A Preferred, Series B Preferred and Series D Preferred were evaluated under FASB ASC 470-20 and it was determined that the Series A Preferred, Series B Preferred and Series D Preferred contained beneficial conversion features.  Because the conversion features were contingent upon a future event, the effectiveness of the Charter Amendment and the availability of sufficient authorized common shares, the contingent beneficial conversion feature was measured using the commitment date stock prices.  Based on the commitment date stock prices, the beneficial conversion feature associated with the Series A Preferred, Series B Preferred and Series D Preferred was $5,089,641, which beneficial conversion feature has been recognized as a deemed dividend in our consolidated statements of operations.

Net income (loss)

Our net loss for the nine month period ended September 30, 2009 was $14,686,961, or net loss per share of $0.36 (basic and diluted) compared to net income of $8,157,034 for the nine months ended September 30, 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Revenue for the three month period ended September 30, 2009, was $794,568 compared to revenue for the three month period ended September 30, 2008 of $3,465,439, a decrease of $2,670,871, or 77%.  Revenue from the sale of crude oil was $474,376 for the 2009 period compared to $1,553,013.  Sales of crude oil decreased from 11,937 barrels for the 2008 period to 7,221 barrels for the 2009 period, a decrease of 4,716 barrels, or 40%.  Of this decrease, 4,095 barrels were attributable to our Marchbanks-Cadena Well No. 115.  The balance of the decrease was due to normal decline in production rates from our existing wells, which was partially offset by the successful recompletion of two wells which were idle wellbores when we acquired the properties.  For the 2009 period we received an average price of $65.69 per barrel compared to $130.10 per barrel for the 2008 period.  As previously discussed, we have experienced a precipitous decline in prices received from the sale of crude oil and do not believe crude oil prices will return to their historic highs achieved in 2008 anytime in the near future.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for crude oil and recorded a realized gain on our crude oil hedge of $107,738 for the three month period ended September 30, 2009.

Revenue from the sale of natural gas for the 2009 period was $320,192 compared to $1,912,426 for the 2008 period.  Sales volumes of natural gas for the 2009 period were 84,403 Mcf’s compared to 159,954 Mcf’s for the 2008 period, a decrease of 75,551 Mcf’s.  Our Marchbanks-Cadena Well No. 115, Hilda Parr Well No. 102, Hilda Parr Well No. 136 and Miller Well No. 124 produced at lower rates during the 2009 period with reductions of 21,556 Mcf’s, 19,115 Mcf’s, 10,094 Mcf’s and 5,052 Mcf’s, respectively, when compared to the 2008 period.  The additional decrease of 19,734 Mcf’s were attributable to normal field decline.  During the month of September 2009 we experienced mechanical problems with the compressor on our Hilda Parr lease resulting from all wells being served by the compressor being shut-in several days during the month.  For the three month period ended September 30, 2009, we received an average price of $3.79 per Mcf for the sale of natural gas compared to $11.96 per Mcf during the three months ended September 30, 2008.  The oil and gas industry has experienced significant declines in the price received for natural gas and we do not see natural gas prices achieving their 2008 levels in the near future.  As discussed below under “Risk management,” we have entered into energy swap contracts to mitigate a portion of the changes in market prices for natural gas and recorded a realized gain on our natural gas hedge of $463,032 for the three month period ended September 30, 2009.

Operating costs and expenses

Lease operating expenses.  Lease operating expenses for the three month period ended September 30, 2009, were $231,891 compared to $335,005 for the three month period ended September 30, 2008, a decrease of $103,114.  The primary component of the decrease in lease operating expenses was a reduction in salt water disposal costs and compression of $99,397 and $42,303, respectively.  These reductions were partially offset by an increase in remedial well workover expenses of $43,494.

Production taxes.  Production taxes for the three month period ended September 30, 2009 were $30,449 compared to $195,895 for the three month period ended September 30, 2008.  The decrease in production taxes was totally attributable to the decrease in oil and natural gas revenue.

Exploration expenses.  Exploration expenses for the three month period ended September 30, 2009, were $47,750 and are comprised of exploratory dry hole costs of $14,001 attributable to our Hilda Parr Well No. 137, which well was plugged and abandoned, and consulting geoscientist of $33,749, who is working with our 3-D seismic database acquired with the Voyager Acquisition to map potential drilling locations on our acquired acreage.

Accretion of asset retirement obligation.  Accretion of our asset retirement obligation for the three month period ended September 30, 2009, was $17,194 compared to $10,620 during the three month period ended September 30, 2008.

Depletion, depreciation and amortization.  Depletion expense for the three month period ended September 30, 2009, was $474,525, or $3.72 per equivalent Mcf (“Mcfe”), compared to depletion expense of $588,768, or $2.54 per Mcfe for the three month period ended September 30, 2008.  The increase in the depletion rate per Mcfe for the 2009 period was attributable to the increased recorded book value of our proved properties and decrease in the quantity of proved reserves when compared to our predecessor.  We depreciate our fixed assets on a straight-line basis over the useful lives of the assets ranging from one to seven years.

General and administrative expenses.  General and administrative expenses for the three month period ended September 30, 2009 were $619,782 compared to $458,816 for the three month period ended September 30, 2008, an increase of $160,967.  During the three month period ended September 30, 2009, we recorded $225,664 of non-cash compensation expense associated with restricted stock awards and stock options granted to our executive officers and recorded $112,661 during the 2008 period.  In addition, we incurred increased payroll related expenses of $59,883 when compared to the 2008 period.  During the 2009 period, we incurred $40,000 in administrative fees due to the Administrative Agent pursuant to our CIT Credit Facility.

Income (loss) from operations.

For the three months ended September 30, 2009, we reported a loss from operations of $634,770 compared to income from operations of $1,873,667 for the three months ended September 30, 2008.

Other income (expense)

Other income (expense) for the three months ended September 30, 2009 was an expense of $719,068 and for the period ended September 30, 2008, was income of $5,276,419.

Interest expense, net.  The following table lists in comparative format the details of interest expense for the three month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	Successor Entity	Combined Entity
Amortization of deferred financing costs and debt discounts on convertible debentures	$--	$480,103
Interest on BOT Credit Facility	--	64,685
Interest on CIT Credit Facility	553,280	190,376
Amortization of CIT Credit Facility deferred financing costs	1,455,504	45,485
Amortization of CIT Credit Facility debt discounts	8,590,943	135,694
Other	740	(916)
	$10,600,467	$915,427

We incurred interest expense for the three months ended September 30, 2009, of $1,240,664 compared to $915,427 for the three months ended September 30, 2008.  The significant components of interest expense for the 2009 period are interest incurred on our CIT Credit Facility of $553,280, amortization of deferred financing costs of $1,455,504 and amortization of debt discounts of $8,590,943, both amounts associated with our CIT Credit Facility.  We have classified the amounts due on our CIT Credit Facility as current liabilities on our consolidated balance sheets and as a result of our inability to sell our assets or merge our company and make our interest payments which were due on September 4, 2009, we have charged to expense the unamortized balances of our deferred financing costs and debt discounts during the three month period ended September 30, 2009.  The primary components of interest expense for the 2008 period are interest incurred on our CIT Credit Facility and Voyager’s BOT Credit Facility of $190,376 and $64,685, respectively.  Other significant components of interest expense are the write-off due to the repayment of the convertible debentures comprised of deferred financing costs and debt discounts totaling $480,103 and the amortization of deferred financing costs and debt discounts pursuant to our CIT Credit Facility of $45,485 and $135,694, respectively..

Risk management.  The gain recorded from our risk management position for the three months ended September 30, 2009, was $70,555 compared to a gain for the 2008 period of $1,585,922.  We mark-to-market our open swap positions at the end of each period and record the net unrealized gain or loss during the period as risk management in our consolidated statements of operations.  For the three months ended September 30, 2009, we recorded an unrealized loss of $500,215 related to our energy swap contracts and we recorded realized gains on our energy swaps for crude oil and natural gas of $107,738 and $463,032, respectively.

Our predecessor entered into swap agreements pursuant to its BOT Credit Facility for its oil and natural gas production.  During the three months ended September 30, 2008, it recorded an unrealized gain of $902,535 and we recorded an unrealized gain of $634,528 and a realized gain on our energy swap for natural gas of $48,859.

Change in fair value of derivative liabilities.  We have evaluated the application of FASB ASC 815-15 to the warrants issued with the May 21, 2008 convertible debentures used for our deposit for the Voyager Acquisition and the warrants issued with the Term Loan portion of the CIT Credit Facility to purchase our common stock issued on September 2, 2008.  Based on the guidance in FASB ASC 815-15, we concluded these instruments were required to continue to be accounted for as derivatives as of September 30, 2009, due to the “down round” protection feature on the exercise prices.  We recorded the fair value of these derivatives on our consolidated balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivatives.”  Based upon the foregoing, we recorded a gain on the change in fair value of derivatives of $480,149 during the three month period ended September 30, 2009, and a gain of $5,410,469 during the three month period ended September 30, 2008.

Income tax provision (benefit)

During the three month period ended September 30, 2009, we recorded an income tax benefit of $4,136,189 attributable to our losses incurred during the period compared to an income tax expense of $128,973 for our predecessor for the three month period ended September 30, 2008.

Net income (loss)

Our net loss for the three month period ended September 30, 2009 was $6,577,452, or net loss per share of $0.14 (basic and diluted) compared to net income of $7,021,113 for the three months ended September 30, 2008.

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

As described in our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008, under “Evaluation of Disclosure Controls and Procedures”, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act, and management concluded that our disclosure controls and procedures were not effective for the reasons specified therein.  We again evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, as required by Rule 13a-15 of the Exchange Act, and again management concluded that our disclosure controls and procedures were not effective for the same reasons.  As of September 30, 2009, material weaknesses were identified in our internal control over financial reporting, relating primarily to the shortage of support staff and resources in our accounting department.  Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We are currently in the process of implementing the remediation initiatives discussed under “Remediation Initiatives” described in our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008.

Changes in Internal Controls over Financial Reporting

As described in our Transition Report on Form 10-K for the transition period July 1, 2008 through December 31, 2008, under “Management’s Report on Internal Control Over Financial Reporting,” we identified material weaknesses as of such date.  Other than as described above, no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We are currently in the process of implementing the remediation initiatives discussed under “Remediation Initiatives” described in our Transition Report on Form 10-K for the transition period July 1 through December 31, 2008.

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

Our failure to pay interest and our non-compliance with certain covenants in our senior credit facility constitutes Events of Default, permitting our senior lender to declare all amounts outstanding immediately due and payable and, ultimately, to foreclose on our assets.

We are currently not in compliance with various financial and other covenants under our CIT Credit Facility, including our failure to maintain certain financial ratios, our receipt of a “going concern” opinion with respect to our operations, our non-payment of interest due September 4, 2009, and the existence of a borrowing base deficiency since May 5, 2009.  Except for waivers granted with respect to certain financial ratios (conditioned upon our agreeing not to request any further borrowings under the CIT Credit Facility unless and until the lenders, in their sole and absolute discretion, shall otherwise agree in writing), we have been unable to obtain a waiver or otherwise timely cure our non-compliance, which constitutes Events of Default under the CIT Credit Facility and permits our senior lender to declare all outstanding loans to the Company, together with any accrued and unpaid interest thereon, immediately due and payable.

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

We have a substantial amount of debt.  As of September 30, 2009, we had short term debt of approximately $33.5 million, relating principally to the CIT Credit Facility of which we are in default.  The default under our senior credit facility is continuing.  As of September 30, 2009, our CIT Credit Facility, trade payables and other current liabilities exceeded our current assets by $33.2 million.  As such, our short-term and long-term liquidity as of September 30, 2009 was not adequate to fund our operations, including significant capital expenditures and cash interest payments under the CIT Credit Facility.

In addition, our continuing failure to cure the borrowing base deficiency under the CIT Credit Facility has resulted in application of a Post Default Rate of interest (equal to the applicable rate plus 3% per annum) being imposed upon the Revolving Loan portion under the CIT Credit Facility, accruing from July 19, 2009, until such time as such Event of Default has been cured or waived.  Based on our current performance and anticipated future financial results, we will not be able to repay amounts outstanding under the CIT Credit Facility.

This substantial level of outstanding indebtedness has important adverse consequences on the Company, including: (i) making it difficult for us to satisfy our obligations under our other contractual and commercial commitments; (ii) reducing the funds available to us for other purposes; (iii) limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and (iv) rendering us more vulnerable to adverse changes in our business or to economic conditions in general.

Because our current operations cannot support our existing capital structure, we have been compelled to explore alternative strategies.  Toward that end, in July 2009 we engaged a financial advisor to advise us on courses of action available to us, including, without limitation, financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company.  These efforts have been unsuccessful.  In October 2009, we retained a second independent financial advisor to conduct a valuation analysis of the Company and assist the Company in making a decision as to whether it should seek protection under the federal bankruptcy laws.  We have also engaged in discussions with our senior lenders regarding the possibility of the Company filing for protection under the federal bankruptcy laws.

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

CROSS CANYON ENERGY CORP.

By: /s/ Robert P. Munn	November 16, 2009
Robert P. Munn
Chief Executive Officer and Director

By: /s/ Carl A. Chase	November 16, 2009
Carl A. Chase
Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description of Exhibit
31.1 **	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2 **	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

** Filed herewith.